Form 10-Q
period 2008-08-31
ECONOMETRICS INC
filed 2008-10-07
CIK 910832

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended: August 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X} Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,243,318 as of October 7, 2008

                                 ECONOMETRICS, INC.

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I

Item 1.  Financial Statements.................................................3

Item 2.  Management's Discussion and Analysis.................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........20

Item 4T.  Controls and Procedures.............................................20

                                     Part II

Item 1.  Legal Proceedings....................................................21

Item 1A.  Risk Factors........................................................21

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......26

Item 3.  Default Upon Senior Securities.......................................26

Item 4.  Submission of Matters to a Vote of Security Holders..................26

Item 5.  Controls and Procedures..............................................26

Item 6.  Exhibits.............................................................27


Signatures....................................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1.


                             Econometrics, Inc.
                                Balance Sheet

-------------------------------------------------------------------------------
                                                                 August 31,
                                                                    2008
                                                                 (unaudited)
                                                                  --------


                                  ASSETS

Current assets
Cash                                                              $ 14,774
Prepaid expenses                                                         0
                                                                  --------
  Total current assets                                              14,774


Total Assets                                                      $ 14,774
                                                                  --------

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                            $  5,523
Accrued expenses                                                         0
Due to related parties                                              32,157
                                                                  --------
 Total current liabilities                                          37,680

Stockholders' Deficiency:
Common stock-300,000,000 authorized $0.001 par value
4,243,318 issuable or issued & outstanding                           4,243
Additional paid-in capital                                          56,000
Accumulated Deficit (since quasi-reorganization June 1, 2005)      (83,149)
                                                                  --------
Total Stockholders' Deficiency                                     (22,906)


Total Liabilities & Stockholders' Deficiency                      $ 14,774
                                                                  --------

See notes to unaudited interim financial statements.








                                   Econometrics, Inc.
                                Statement of Operations
                                      (unaudited)

                                                               Three Months Ended
                                                         ------------------------------
                                                         Aug 31, 2008     Aug 31, 2007
                                                          -----------      -----------


Revenue                                                   $         0      $         0

Costs & Expenses:
  General & administrative                                     14,246                0
  Interest                                                          0                0
                                                          -----------      -----------
  Total Costs & Expenses                                       14,246                0

Loss from continuing operations before income taxes           (14,246)               0

Income taxes                                                        0                0

                                                          -----------      -----------
Net Loss                                                  ($   14,246)     $         0
                                                          -----------      -----------

Basic and diluted per share amounts:
Continuing operations                                             Nil              Nil
                                                          -----------      -----------
Basic and diluted net loss                                        Nil              Nil
                                                          -----------      -----------

                                                          -----------      -----------
Weighted average shares outstanding (basic & diluted)       4,243,318          243,318
                                                          -----------      -----------
See notes to unaudited interim financial statements.







                             Econometrics, Inc.
                           Statement of Cash Flows
                                 (unaudited)

                                                         Three Months Ended
                                                    ---------------------------
                                                       Aug 31,        Aug 31,
                                                         2008          2007
                                                       --------      --------

Cash flows from operating activities:
Net Loss                                               ($14,246)     $      0
Adjustments required to reconcile net loss
      to cash used in operating activities:
Fair value of services provided by related parties        6,000             0
                                                       --------      --------
 Cash used by operating activities:                      (8,246)            0
                                                       --------      --------


Change in cash                                           (8,246)            0
Cash-beginning of period                                 23,020             0
                                                       --------      --------
Cash-end of period                                     $ 14,774      $      0
                                                       --------      --------

See notes to unaudited interim financial statements.

                               ECONOMETRICS, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our May 31, 2008 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended August 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.   RECENT COURT PROCEEDINGS:

On April 12, 2007, Douglas County Court, Colorado approved an Order granting the custodianship of the company to Corporate Services International, Inc.
(CSI) The appointment is requires the custodian is to continue the business of the corporation and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the Court generally authorize CSI to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Colorado Statutes Section 7-114-303, including actions to:

         |X| settle affairs, collect outstanding debts, sell and convey property, real and personal

         |X| demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation

         |X| institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation

         |X| exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

The accounts of the former subsidiaries were not included and have not been carried forward.

RESULTANT CHANGE IN CONTROL: In connection with the Order, Michael Anthony was appointed our sole director and President on April 12, 2007. The subsequent shareholder meeting confirmed his appointment on February 15, 2008 As sole officer and director, Michael Anthony entered into an agreement with CSI whereby CSI agreed to make an investment of paid in capital of $30,000 to be used to pay for costs and expenses necessary to bring the Company back into compliance with state and federal securities laws and bring current all Securities and Exchange disclosure obligations. In exchange for the $30,000 CSI was issued 200,000,000 (4,000,000 post split) shares of common stock on February 9, 2008.

Mr. Anthony is the President of CSI and has sole voting and dispositive control.

3.      EARNINGS/LOSS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

Effective May 16, 2008 we declared a reverse split of our common stock. The formula provided that every fifty (50) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred June 1, 2005.

4.      NEW ACCOUNTING STANDARDS

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

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

5.      RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE

On January 17, 2008 Corporate Services International, Inc. agreed to contribute a total of $30,000 as paid in capital in exchange for 4,000,000 post-split shares of restricted common stock. The company is to use these funds to pay the costs and expenses necessary to revive business operations. Such expenses include fees to reinstate the corporate charter; payment of all past due franchise taxes; settling all past due accounts with the transfer agent; accounting and legal fees; costs associated with bringing current its filings with the Securities and Exchange Commission, etc

       FAIR VALUE OF SERVICES:
The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month through August 31, 2008, which totaled $5,400 for the three-month period then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three-month period ended August 31, 2008. The total of these expenses was $6,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. The company was inactive in 2007.

Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) was valued at $10,000 and was unpaid at August 31, 2008.

DUE RELATED PARTIES: Other amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder prior to the establishment of a bank account. Such items aggregated $22,178 at February 29, 2008. A summary is a s follows:


          Reinstatement expenses paid      $22,364
          Fair value of legal services       9,793
                                           -------
            Total                           32,157

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

         This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

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

         Econometrics has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At quarter end August 31, 2008 the cash balance was $14,774. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Econometrics has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         Management has not identified and is not currently negotiating a new business opportunity for us. As of October 7, 2008, Econometrics is not in negotiations with, nor does it have any agreements with any potential merger candidate or any transaction that could result in a change of control of the Company.

ACQUISITION OF OPPORTUNITIES

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

Conflicts of Interest
---------------------

         Our management is not required to commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Econometrics, Inc. Management has not identified and is not currently negotiating with a new business opportunity for us. Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a California corporation are required to present certain business opportunities to such corporation. As management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what he believes will be in the best interests of the shareholders of Econometrics, Inc. and other respective public companies. Econometrics, Inc. shall not enter into a transaction with a target business that is affiliated with management.


GOVERNMENT REGULATIONS

         As a registered corporation, Econometrics, Inc. is subject to the reporting requirements of the Securities Exchange Act of 1934 (the "34 Act") which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K. The 34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act.

Econometrics, Inc. is a Blank Check Company
------------------------------------------

         At present, Econometrics, Inc. is a development stage company with no revenues and has no specific business plan or purpose. Econometrics, Inc.'s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, Econometrics, Inc. is a blank check company and any offerings of our securities needs to comply with Rule 419 under the Act. Econometrics, Inc. has no current plans to engage in any such offerings.

Econometrics, Inc.'s Common Stock is a Penny Stock
-------------------------------------------------

         Econometrics, Inc.'s common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of Econometrics, Inc. is subject to the penny stock rules, it may be more difficult to sell our common stock.

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

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At quarter end August 31, 2008 and 2007, we had $14,774 and $0 cash balance respectively. At August 31, 2008 the Company had current liabilities of $37,680, of which $32,157 are owed to related parties.

         We have had no revenues in either the quarter end August 31, 2008 or 2007. Our operating expenses for the quarter end August 31, 2007 were $0 and for the quarter end August 31, 2008 were $14,246, comprised of general and administrative expenses. Accordingly, we had a net loss of $0 and a net loss per share of $Nil for the quarter end August 31, 2007 and a net loss of $14,246 and a net loss per share of $Nil for the quarter end August 31, 2008.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         From April 2007 through May 31, 2008, management loaned the Company a total of $22,364 to pay for ongoing general and administrative expenses. In addition, on May 6, 2008, we received $30,000 through the sale of a total of 200,000,000 restricted shares (4,000,000 post reverse) to Corporate Services International an entity owned and controlled by our officer and director, Michael Anthony. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of August 31, 2008 the Company had current liabilities of $37,680 of which $32,157 are due to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Through the date of this annual report management related parties have made a capital investment of $30,000 into the Company and have loaned the Company an additional $22,364 for ongoing expenses.

         Management provided, without cost to the Company, his services, valued at $1,800 per month through August 31, 2008, which totaled $5,400 for the three-month period then ended. Management also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three-month period ended August 31, 2008. The total of these expenses was $6,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. The company was inactive in 2007.

         The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of August 31, 2007 and August 31, 2008, the Company had a cash balance of $0 and $14,774 respectively. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

OFF BALANCE SHEET ARRANGEMENTS

         None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to Econometrics, Inc. as a smaller reporting company.

ITEM 4T.  CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Econometrics, Inc. to establish and maintain a system for internal controls over financial reporting such that Econometrics, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 31, 2008, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

         This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

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

ITEM 1A:  RISK FACTORS


FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

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

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.

         At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business, of which there can be no assurance. As of August 31, 2008 we had cash of $14,774.

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

ADDITIONAL FINANCING REQUIREMENTS

         Econometrics has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of August 31, 2008, Econometrics had incurred $14,246 for general and administrative expenses including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of the registration statement on Form 10 and subsequent periodic reports. In addition, as of August 31, 2008 Econometrics had current liabilities of $37,680, however, $32,157 of these liabilities are due to related parties. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this quarterly report management related parties have made a capital investment of $30,000 into the Company and as of August 31, 2008 have loaned the Company an additional $22,364 for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES

         Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of October 7, 2008, we have 4,243,318 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

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


Date:  October 7, 2008                        ECONOMETRICS, INC.


                                            By: /s/ Michael Anthony
                                                 ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer