Form 10-Q
period 2008-11-30
ECONOMETRICS INC
filed 2009-01-06
CIK 910832

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended: November 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,243,318 as of January 6, 2009

                               ECONOMETRICS, INC.

                                TABLE OF CONTENTS


                                                                            Page
                                     Part I

Item 1.  Financial Statements................................................3

Item 2.  Management's Discussion and Analysis................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........16

Item 4T.  Controls and Procedures............................................16

                                     Part II

Item 1.  Legal Proceedings...................................................18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........18

Item 3.  Default Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security Holders.................18

Item 5.  Controls and Procedures.............................................18

Item 6.  Exhibits............................................................19


Signatures...................................................................20

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                         Econometrics, Inc.
                                           Balance Sheet


                                                                NOVEMBER 30,    MAY 31,
                                                                   2008          2008
                                                                (UNAUDITED)
                                                                  --------      --------

                             ASSETS
Current assets
Cash                                                              $ 13,063      $ 23,020
Prepaid expenses                                                         0             0
                                                                  --------      --------
  Total current assets                                              13,063        23,020
                                                                  --------      --------
Total Assets                                                      $ 13,063      $ 23,020
                                                                  --------      --------

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                            $  1,486      $  5,523
Accrued expenses                                                         0             0
Due to related parties                                              32,364        32,157
                                                                  --------      --------
 Total current liabilities                                          33,850        37,680

Stockholders' Deficiency:
Common stock-300,000,000 authorized $0.001 par value
4,243,318 issuable or issued & outstanding                           4,243         4,243
Additional paid-in capital                                          62,000        50,000
Accumulated Deficit (since quasi-reorganization June 1, 2005)      (87,030)      (68,903)
                                                                  --------      --------
Total Stockholders' Deficiency                                     (20,787)      (14,660)

                                                                  --------      --------
Total Liabilities & Stockholders' Deficiency                      $ 13,063      $ 23,020
                                                                  --------      --------
See notes to unaudited interim financial statements.






                                                    Econometrics, Inc.
                                                 Statement of Operations
                                                       (unaudited)

                                                           THREE MONTHS ENDED NOV 30          SIX MONTHS ENDED NOV 30
                                                              2008             2007            2008             2007
                                                          -----------      -----------      -----------      -----------


Revenue                                                   $         0      $         0      $         0      $         0

Costs & Expenses:
  General & administrative                                      3,881            7,028           18,127            7,497
                                                          -----------      -----------      -----------      -----------
  Total Costs & Expenses                                        3,881            7,028           18,127            7,497

Loss from continuing operations before income taxes            (3,881)          (7,028)         (18,127)          (7,497)

Income taxes                                                        0                0                0                0

                                                          -----------      -----------      -----------      -----------
Net Loss                                                  ($    3,881)     ($    7,028)     ($   18,127)     ($    7,497)
                                                          -----------      -----------      -----------      -----------

Basic and diluted per share amounts:
Continuing operations                                             Nil      ($     0.03)             Nil      ($     0.03)
                                                          -----------      -----------      -----------      -----------
Basic and diluted net loss                                        Nil      ($     0.03)             Nil      ($     0.03)
                                                          -----------      -----------      -----------      -----------

Weighted average shares outstanding (basic & diluted)       4,243,318          243,318        4,243,318          243,318
                                                          -----------      -----------      -----------      -----------
See notes to unaudited interim financial statements.







                                     Econometrics, Inc.
                                   Statement of Cash Flows
                                         (unaudited)

                                                                      SIX MONTHS ENDED
                                                                  -------------------------
                                                                    NOV. 30,      NOV. 30,
                                                                      2008          2007
                                                                    --------      --------

Cash flows from operating activities:
Net Loss                                                            ($18,127)     ($ 7,497)
Adjustments required to reconcile net loss
      to cash used in operating activities:
Expenses paid by related parties                                           0         7,497
Fair value of services provided by related parties                    12,207             0
Increase (decrease) in accounts payable & accrued expenses            (4,037)            0
                                                                    --------      --------
 Cash used by operating activities:                                   (9,957)            0
                                                                    --------      --------


Change in cash                                                        (9,957)            0
Cash-beginning of period                                              23,020             0
                                                                    --------      --------
Cash-end of period                                                  $ 13,063      $      0
                                                                    --------      --------
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

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended November 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month through November 30, 2008, which totaled $10,800 for the six-month period then ended. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the six-month period ended November 30, 2008. The total of these expenses was $12,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. The company was inactive in 2007.

Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony's spouse) was valued at $10,000 and was unpaid at November 30, 2008.

DUE RELATED PARTIES: Other amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder prior to the establishment of a bank account. Such items aggregated $22,364 at November 30, 2008. A summary is a s follows:


     Reinstatement expenses paid                         $ 22,364
     Fair value of legal services                          10,000
                                                           ------
       Total                                             $ 32,364

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

         The Company went public in March, 1988 and began trading on the NASDAQ over the counter market. The Company did not register with the Securities Exchange Commission and was not subject to the reporting requirements of the Securities Exchange Act of 1934. The Company had no operations from 1989 through 1993, when a new management team took over operations with a renewed interest in pursuing potential business opportunities. In addition, the new management was issued a control block of common stock in exchange for an investment of $10,000 into the Company. On December 2, 1993, the Company changed its name to Victory Waste, Inc., however despite efforts of management; the Company was unable to develop a successful business and remained largely inactive until 1997.

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

         Corporate Services International, Inc. is a private corporation for which Michael Anthony is the sole shareholder, officer and director.

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

         Management may have a conflict of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to a corporation for which they serve as an officer of director. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. In particular, management will likely present a business opportunity to an entity he controls that is current in its reporting obligations and has records sufficient to perform an audit. Moreover, management will likely present an opportunity to an entity he controls that is domiciled in Delaware or another state that management believes has well known corporate laws in the business community, prior to an entity domiciled in a less well known state. Further, management will consider the current capitalization of an entity he controls in offering a business opportunity to such entity. In particular, management will consider whether he believes that the entity would be more attractive to an operating business following a change in capitalization such as a reverse split or decrease or increase in authorized capital stock. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. In the event that all factors appear equal, management will likely present an operating company with a choice of blank check companies and defer to such operating company's preference. Management believes that operating companies will consider such factors as outstanding shares, outstanding shares held by non-affiliates, number of shareholders, reporting history, if any, outstanding liabilities or potential liabilities, tax losses, outstanding commission comments, regulatory history, the name of an entity and the state of domicile of an entity. This list is not exclusive and the management of an operating company may have a preference for an entity for reasons that we cannot determine in advance. However, management will act in what he believes will be in the best interests of the shareholders of Ravenwood Bourne and other respective public companies. Ravenwood Bourne shall not enter into a transaction with a target business that is affiliated with management. Moreover, in the event a business opportunity is presented to another entity controlled by management, management will continue to actively seek business opportunities for Ravenwood Bourne.


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

Econometrics, Inc. is a Blank Check Company
-------------------------------------------

         At present, Econometrics, Inc. is a development stage company with no revenues and has no specific business plan or purpose. Econometrics, Inc.'s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, Econometrics, Inc. is a blank check company and any offerings of our securities needs to comply with Rule 419 under the Act. The provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, by a blank check company. Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. Econometrics, Inc. has no current plans to engage in any such offerings.


Econometrics, Inc.'s Common Stock is a Penny Stock
--------------------------------------------------

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

         Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At quarter end November 30, 2008 we had $13,063 of cash assets and at quarter end May 31, 2008 we had $23,020 cash assets. At November 30, 2008 the Company had current liabilities of $33,850, of which $32,364 are owed to related parties.

         We have had no revenues in either the quarter end November 30, 2008 or 2007. Our operating expenses for the quarter end November 30, 2007 were $7,028 and for the quarter end November 30, 2008 were $3,881, comprised of general and administrative expenses. Accordingly, we had a net loss of $7,028 and a net loss per share of $0.03 for the quarter end November 30, 2007 and a net loss of $3,881 and a net loss per share of $Nil for the quarter end November 30, 2008.

         We have had no revenues in either the six months end November 30, 2008 or 2007. Our operating expenses for the six months end November 30, 2007 were $7,497 and for the quarter end November 30, 2008 were $18,127, comprised of general and administrative expenses. Accordingly, we had a net loss of $7,497 and a net loss per share of $0.03 for the quarter end November 30, 2007 and a net loss of $18,127 and a net loss per share of $Nil for the quarter end November 30, 2008.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         From April 2007 through May 31, 2008, management loaned the Company a total of $22,364 to pay for ongoing general and administrative expenses. In addition, on May 6, 2008, we received $30,000 through the sale of a total of 200,000,000 restricted shares (4,000,000 post reverse) to Corporate Services International an entity owned and controlled by our officer and director, Michael Anthony. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of November 30, 2008 the Company had current liabilities of $33,850 of which $32,364 are due to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

         Through the date of this annual report management related parties have made a capital investment of $30,000 into the Company and have loaned the Company an additional $22,364 for ongoing expenses.

         Management provided, without cost to the Company, his services, valued at $1,800 per month through November 30, 2008, which totaled $10,800 for the six-month period then ended. Management also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the six-month period ended November 30, 2008. The total of these expenses was $12,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. The company was inactive in 2007.

         The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of November 30, 2008, the Company had a cash balance of $13,063. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

ITEM 4T.  CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer of Econometrics, Inc. to establish and maintain a system for internal controls over financial reporting such that Econometrics, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the "Exchange Act"). Michael Anthony is the Company's chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 30, 2008, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

EVALUATION OF AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:


         - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

         - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

         - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

         Based on its assessment, management concluded that, as of November 30, 2008, the Company's internal control over financial reporting is effective based on those criteria.

         This quarterly report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT
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


----------------------
*        Previously filed with the Company Form 10 filed on May 22, 2008


REPORTS ON 8-K

         None

                                  SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 6, 2009                          ECONOMETRICS, INC.


                                              By: /s/ Michael Anthony
                                                  ------------------------------
                                                  Name: Michael Anthony
                                                  Title: Chief Executive Officer