Form 10-Q
period 2009-03-31
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2009-05-19
CIK 910832

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2009

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-53254

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

(Name of Registrant in its Charter)

              Delaware

            26-2443288

 (State or Other Jurisdiction of

(I.R.S. Employer I.D. No.)

  incorporation or organization)

Harborside Financial Center, 2500 Plaza V, Jersey City, NJ 07311

(Address of Principal Executive Offices)

Issuer's Telephone Number: 201-882-3332

One Exchange Place, Suite 1000, Jersey City, NJ 07303

(Former Address, if Changed Since Last Report)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subjected to such filing requirements for the past 90 days.  Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [   ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer _Non-accelerated filer   Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]     No [ X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 15, 2009

Common Voting Stock: 40,645,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

TABLE OF CONTENTS

                                                         Page(s)

Consolidated Balance Sheets as of March 31, 2009 (Unaudited)

2

Consolidated Statements of Operations and Comprehensive Loss for the

Three Months Ended March 31, 2009 and Period from Inception

(September 4, 2008) to March 31, 2009 (Unaudited)

3

Consolidated Statements of Cash Flows for the Period from Inception (September

4, 2008) to March 31, 2009 (Unaudited)

4

Notes to Financial Statements (Unaudited)

5-9

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

(Formerly known as Econometrics Inc.)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2009

(Unaudited)

CURRENT ASSETS:
Cash	$ 3,157
Inventories	663,130
Advance to supplier	137,588
Prepaid expenses and other sundry current assets	12,183

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$ 816,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Advance from customers	$352,593
Deposit payable	10,988
Accrued expenses and other sundry current liabilities	21,745
TOTAL CURRENT LIABILITIES	385,326

MINORITY INTEREST	21,525

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value,
300,000,000 shares authorized,
40,645,063 shares issued and outstanding	40,645
Additional paid-in capital	490,117
Accumulated deficit	(121,523)
Accumulated other comprehensive income	(32)
TOTAL STOCKHOLDERS’ EQUITY	409,207

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$816,058

The accompanying notes are an integral part of these financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

(Formerly known as Econometrics Inc.)

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

Three Months Ended March 31, 2009	From Inception (September 4, 2008) To March 31, 2009

SALES	$ -	$ -

COSTS AND EXPENSES:
General and administrative expenses	32,323	125,633

LOSS BEFORE MINORITY INTEREST	(32,323)	(125,633)

Minority Interest	4,110	4,110

NET LOSS	(28,213)	(121,523)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(175)	(32)

COMPREHENSIVE LOSS	$(28,388)	$(121,555)

Basic and diluted earnings per common share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	40,645,063	40,645,063

The accompanying notes are an integral part of these financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

(Formerly known as Econometrics Inc.)

 CONSOLIDATED STATEMENT OF CASH FLOWS

FROM INCEPTION (SEPTEMBER 4, 2008) TO MARCH 31, 2009

(Unaudited)

OPERATING ACTIVITIES:
Net loss	$ (121,523)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	21,525
Changes in operating assets and liabilities:
Inventories	(663,130)
Advance to supplier	(137,588)
Prepaid expenses and other sundry current assets	(12,183)
Advances from customers	352,593
Accrued expenses and other sundry current assets	32,733
NET CASH USED IN OPERATING ACTIVITIES	(527,573)

FINANCING ACTIVITIES:
Capital contribution	530,762
NET CASH USED IN FINANCING ACTIVITIES	530,762

EFFECT OF EXCHANGE RATE ON CASH	(32)

INCREASE IN CASH AND CASH - END OF PERIOD	$ 3,157

The accompanying notes are an integral part of these financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

(Formerly known as Econometrics Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

1

BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Business description

On January 12, 2009 JinZangHuang Tibet Pharmaceuticals, Inc. (“the Company”) acquired all of the outstanding capital stock of Tibet Medicine, Inc. (“TMI”), a Delaware corporation. In exchange for the outstanding shares of TMI, the Company issued 36,401,462 shares of its common stock to the shareholders of TMI representing 89.6% of the issued and outstanding shares of the Company.

For accounting purposes, TMI became the surviving entity whereas the Company will be recognized as the surviving entity for legal purposes. Accordingly, the financial statements include the assets, liabilities and operations of TMI.

TMI was organized under the laws of Delaware on September 4, 2008 and is the 100% owner of the registered capital of Beijing Taibodekang Management Consulting Co., Ltd. (“BTMC”). Since TMI has been in existence for less than one year, no prior information needs to be presented in the accompanying financial statements.

BTMC is a Wholly Foreign Owned Entity that was organized under the laws of the People’s Republic of China on December 5, 2008. On January 4, 2009, BTMC entered into four ten-year agreements (the “Entrusted Management Agreements”) with Leling Jinzanghuang Biotech Co., Ltd. (Leling JZH) and its registered equity holders.  The purpose of these agreements is to transfer to BTMC full responsibility for the management of Leling JZH, as well as 95% of the financial benefits that arise from the business of Leling JZH. As a result, BTMC now has control over the business of Leling JZH, the relationship between them being generally identified as “entrusted management”.

Leling JZH was incorporated under the laws of the Peoples Republic of China (“PRC”) as a limited liability company on November 20, 2008 and is engaged in the distribution of Tibetan pharmaceutical and nutraceutical products in the PRC.

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in U.S. Dollars.

The consolidated financial statements include the financial statements of the Company and its subsidiaries.  All inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

(Formerly known as Econometrics Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.

Revenue recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Currently, the Company’s customer distribution agreements contain clauses that grant the customer the right to return or exchange products.  The Company accounts for sales to these distributors under the guidance of SFAS No. 48, Revenue Recognition When Right of Return Exists.   If the Company does not have sufficient historical evidence of customer acceptance, it recognizes revenue when the return provisions lapse. When the Company has sufficient historical evidence of customer acceptance it recognizes revenue when the conditions in the first paragraph above are met.

As of March 31, 2009, all merchandise shipped to customers was included in inventories and will be recognized as revenue when the return provisions lapse.

Shipping and handling costs

In accordance with Emerging Issues Task Force Issue 00-10 “Accounting for Shipping and Handling Fees and Costs”, all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

Cash

The Company maintains cash with financial institutions in the Peoples Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Advances to Suppliers

The Company makes advances to a vendor for purchase of its material. The advances to the supplier are interest free.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the weighted average method.  As of March 31, 2009, inventories include $416,948 of merchandise in the

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

(Formerly known as Econometrics Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

Company’s warehouse and $246,182 of merchandise shipped to customers with return provisions.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

(Formerly known as Econometrics Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair value of financial statements.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, inventory other receivables, accounts payable, accrued expenses and other payables.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available from loans of similar remaining maturity and risk profile at the respective balance sheet dates.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no such additional common shares available for dilution purposes as of March 31, 2009.

New Accounting Pronouncements

EITF Issue 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities is effective for financial statements issued for fiscal years beginning after December 15, 2007.  This issue requires nonrefundable advance payments for research and development to be capitalized and recognized as an expense as related goods are delivered or services are performed.  The adoption of EITF 07-3 is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

In December 2007, The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement clarifies that a noncontrolling interest in a subsidiary should be reported as equity in consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective as of the beginning of the Company’s first fiscal year that begins on or after December 15, 2008. The Company does not expect application of SFAS No. 160 to have a material effect on its financial statements.

2

DEPOSIT PAYABLE

Deposit payable represents the amount received from customers who are acting as the Company’s agent to sell the Company’s products.  The amount is non-interest bearing and will be refunded when the contract is terminated.  Contracts are for one year.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

(Formerly known as Econometrics Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

3

COMMITMENTS AND CONTINGENCIES

(a)

Lease commitment

The Company has a one year lease agreement in the amount of $4,000 for its office space in Leling, China.

(b)

Supply agreement

All of the products that the Company distributes are manufactured by one supplier.  The Company entered into a three-year distribution contract with this supplier on November 21, 2008, which does not give the Company exclusive marketing rights.

The agreement provides that the supplier will deliver products in response to orders received from the Company.  The agreement gives the supplier the right to fix the price it charges, although it is required to provide the Company timely notice of any price increase.  In addition, the supplier retains ownership of all of the patent rights, trademark rights and other intellectual property rights related to the sold products.  Under this agreement, each party has the right to terminate the contract, provided that sixty-day written notice in advance is given to the other party.

Vulnerability due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRCs political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible.  The Peoples Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China.  Approval of foreign currency payments by the Peoples Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

In September 2006, PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies.  Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of our Business

Jinzanghuang Tibet Pharmaceuticals, Inc. is a holding company whose only asset is an indirect 100% ownership interest in Beijing Taibodekang Management Consulting Co., Ltd. (“Beijing Taibodekang”), a Wholly Foreign Owned Entity organized under the laws of the People’s Republic of China on December 5, 2008.  On January 4, 2009, Beijing Taibodekang entered into four agreements with Leling Jinzanghuang Biotech Co. Ltd. (“Leling Jinzanghuang”) and with the equity owners in Leling Jinzanghuang.  Collectively, the agreements provide Beijing Taibodekang exclusive control over the business of Leling Jinzanghuang.  The relationship is one that is generally identified as “entrusted management.”

Leling Jinzanghuang is a Tibetan pharmaceutical and nutraceutical product distribution company.  Leling Jinzanghuang was founded in November 2008 under the laws of the People’s Republic of China with registered capital of 3.5 million RMB ($513,450).  Leling Jinzanghuang’s executive offices and operations are located at Fu Qian Road South End (Westside), Leling City, Shangdong Province, in eastern China. Leling Jinzanghuang engages in the distribution of the pharmaceutical and nutraceutical products that Tibetans have used for centuries to treat diseases and facilitate health. The distributed products are classified by Leling Jinzanghuang in three major categories: pharmaceuticals, therapeutic supplements, and dietary supplements.

The accounting effect of the Entrusted Management Agreements between Beijing Taibodekang and Leling Jinzanghuang is to cause the balance sheets and financial results of Leling Jinzanghuang to be consolidated with those of Beijing Taibodekang, with respect to which Leling Jinzanghuang is now a variable interest entity.  Although the Entrusted Management Agreements were executed on January 4, 2009, because Beijing Taibodekang  and Leling Jinzanghuang  are entities under common control, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Leling Jinzanghuang since September 4, 2008.

Results of Operations

Leling Jinzanghuang was incorporated and commenced operations on November 20, 2008. During the period from November 20 to March 31, 2009, no revenues were generated.  Our first shipments occurred in December, although, for reasons discussed below, we will not book revenue from the shipments made prior to March 31, 2009 until later this year.

Leling Jinzanghuang has entered into a three-year distribution agreement with Shangdong Jinzanghuang to distribute the Tibetan pharmaceutical and health products it manufactures. In November 2008 we advanced $510,516 to Shandong Jinzanghuang for the production of products, which usually take one to two months. As of March 31, 2009, most of that advance had been converted into inventory, which includes both goods in our warehouse and goods delivered to our customers but, for reasons explained in the next paragraph, not yet eligible for revenue recognition.

Our agreements with our sales agents afford each of them a right to return products within six months after the date of purchase.  Under generally accepted accounting principles, we are not permitted to recognize revenue from a shipment to a customer with a right of return unless we can formulate a reasonable estimate of the amount of future returns.  We will not be able to make such estimates until we have sufficient experience in marketing our products.  For that reason, for the immediate future, we will not be able to recognize revenue from sales until six months after the products are shipped.  For example, the products that we shipped in December 2008 through March 2009 will not result in revenue until June 2009 through October 2009, and only then if the customers have not exercised their right to return the products.

Although we have no backlog of orders at this time, we have resale contracts with our three sales agents that anticipate $13,157,894 in sales between November 2008 and November 2009.  That anticipation is not based on contractual obligations – the three sales agents are bound to purchase only $263,157 in goods during that period.  But we believe that the demand for our products is sufficient that the sales agents should be able to achieve their sales goals.

During the period from September 4, 2008 to March 31, 2009 we incurred $125,633 in general and administrative expenses.  Most of these were incurred in December 2008, and related to our efforts to complete a reverse merger of Beijing Taibodekang into a US public shell corporation.  During the three months ended March 31, 2009 our general and administrative expenses were only $32,323, reflecting the relatively low level of our operations.  We expect our selling, general and administrative expenses to increase in proportion to the increase in our business activity in the coming periods.

Since we had no revenue, our loss before minority interest for the three months ended March 31, 2009 equaled our general and administrative expenses - $32,323.  The Entrusted Management Agreements provide, however, that Beijing Taibodekang will receive only 95% of the net profits and suffer 95% of the net losses generated by Leling Jinzanghuang.  The remaining 5% will inure to the benefit of the owners of Leling Jinzanghuang.  For that reason, we report a minority interest in our financial statements.  For the recent period, the minority interest reduced our net loss by 5%.  When Leling Jinzanghuang begins to realize profits, the minority interest will reduce our net income by 5%.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the period from September 4, 2008 to March 31, 2009, the effect of converting our accounts from RMB to Dollars was to reduce our accumulated other comprehensive income by $34.

            Liquidity and Capital Resources

To date, Leling Jinzanghuang has been funded by the contribution of our registered capital made by Leling Jinzanghuang’s four shareholders: Wang Shuxiang, Zhen Yilin, Yang An, and Kong Ruifen.

Our working capital at March 31, 2009 totalled $430,732. The primary components of that sum are inventory ($663,130) and advance to supplier ($137,588).  These items are funded, in part, by the advances that our customers make to us for goods ($352,593 at March 31, 2009).  When our delivery of goods meets the requirements for revenue recognition, we will reduce both inventories and customer advances, and the gross profit on the sale will be reflected on our financial statements.

Also included in working capital at March 31, 2009 was an advance payment to our supplier in the amount of $137,588. The recipient of this advance payment is our primary source of distributed products. To maintain a long-term relationship with our vendors, we need to make advances one to two month ahead. The advances to the supplier are interest free.

Our business plan contemplates that we will obtain $5 million to $10 million in additional capital during 2009 and 2010.  The funds are needed in order to:

•

Relocate our headquarters from Shangdong to Beijing, where we will have greater access to marketing channels;

•

Implement our direct marketing program, including development of an online presense;

•

Acquire the rights to pharmaceuticals and nutraceuticals that will complement our existing product line;

•

Carry on clinical trials of pharmaceuticals required to obtain SFDA approval;

•

Establish franchisees throughout China; and

•

Implement an advertising and marketing program adequate to assure us of substantial market presence.

Our plan is to sell a portion of our equity in order to obtain the necessary funds, which will reduce the equity share of our existing shareholders.  To date, however, we have received no commitment from any source for funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below were realized, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

 Our business and operations are newly established. Unless we manage our growth effectively, our business will fail.

Leling Jinzanghuang was organized in November 2008.  Some members of our management had prior experience marketing the products of Shandong Jinzanghuang when they were employed by that company.  The extrapolation of that experience into a marketing business on the magnitude contemplated by Leling Jinzanghuang will place significant demands on our management, and on our operational and financial infrastructure. If we do not effectively manage our operations, the quality of our marketing program will suffer, which would negatively affect our operating results. If the necessary funding can be obtained, we will be able to improve our operational, financial and management controls and our reporting systems and procedures. The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable. Problems may occur with our product acquisition, and with our ability to sell our products to our customers. If we are not able to obtain the necessary funding and operate efficiently, our business plan may fall short of its goals, and our ability to manage our growth could be hurt.

The capital investments that we plan may result in dilution of the equity of our present shareholders.

Our business plan contemplates that we will raise $5 million to $10 million in capital during the next two years.  We intend to raise all or a large portion of the necessary funds by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If, on the other hand, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

We rely on contractual arrangements with Leling Jinzanghuang for our operations, which may not be as effective in providing control over Leling Jinzanghuang as direct ownership.

          Because Chinese regulations restrict our ability to conduct our business operations in China through a directly-owned subsidiary, our business is defined by a contractual relationship with Leling Jinzanghuang, an entity in which Econometrics has no equity ownership interest.  We will rely on contractual arrangements to control and operate this business. These contractual arrangements may not be as effective in providing control over Leling Jinzanghuang as direct ownership. For example, if Leling Jinzanghuang failed to perform under its agreements with us, we would have to rely on legal remedies under Chinese law, which we cannot be sure would be available. In addition, we cannot be certain that the individual equity owners of Leling Jinzanghuang would always act in the best interests of Econometrics.

If we lost control of our distribution network, our business would fail.

We will depend on our distribution network for the success of our business.  Currently our distribution network consists of three sales agents.  We intend to expand the number of our sales agents and add a widespread network of franchisees.  Competitors may seek to pull our distribution network away from us.  In addition, if dominant members of our distribution network become dissatisfied with their relationship with Leling Jinzanghuang, a concerted effort by the distribution network could force us to accept less favorable financial terms from the distribution network.  Either of these possibilities, if realized, would have an adverse effect on our business.

A recession in China could significantly hinder our growth.

The success of our efforts to introduce Tibetan pharmaceuticals and nutraceuticals in China will depend on continuation of recent improvements in the Chinese economy and the amount of disposable income available to the Chinese population.  If money becomes tight, individuals will be less willing to pay extra for the benefits offered by our products.  In recent months, China’s economy has suffered the effects of the worldwide liquidity crisis, and many financial commentators expect a recession to occur in China in the near future.  The occurrence of a serious recession could significantly hinder our efforts to implement our business plan.

Reliance on one supplier for the sources and pricing of products could adversely affect our operational result.

Currently, we rely on one supplier, Shangdong Jinzanghuang, for the products we distribute.  Shangdong Jinzanghuang has the right to decide the wholesale prices at which it will sell products to us.  If Shandong Jinzanghuang found it necessary to increase our wholesale prices, we would be faced with the choice of suffering reduced profit margins or passing along the increases in our prices to our customers.  Since our business has a low profit margin, a reduction of our margins could substantially affect our results of operations. On the other hand, increasing the price for our products would reduce our competitiveness.  Therefore, until we develop additional sources for our products, our reliance on one supplier puts the welfare of our business at risk.

We operate in a highly competitive marketplace, which could adversely affect our sales and financial condition.

We compete on the basis of quality, price, product availability and security of supply, product development and customer service. Some competitors are larger than us in certain markets and may have greater financial resources that allow them to be in a better position to withstand changes in the industry. Our competitors may introduce new products based on more competitive alternative technologies that may be causing us to lose customers which would result in a decline in our sales volume and earnings. Our customers demand high quality and low cost products and services. The cost in the research and development and marketing expansion may continue to increase and thus adversely affect the competitiveness of our products. Competition could cause us to lose market share and certain lines of business, or increase expenditures or reduce pricing, each of which would have an adverse effect on our results of operations, cash flows and financial condition.

We may be unable to secure the government licenses that are necessary for us to engage in the sale of pharmaceuticals.

The manufacture and marketing of pharmaceuticals is highly regulated in China.  Prior to marketing any of our pharmaceutical products and many of our nutraceutical products, we are required to satisfy several government protocols, and receive several licenses from the national and local governments.  Obtaining these licenses can be expensive and it is usually time consuming.  If we are unable to obtain the necessary licenses when we need to have them, our business plan will be delayed.  If the delays prevent us from generating positive cash flow or introducing a significant number of products, our business may fail.

We may be subject to the People’s Republic of China’s price control of drugs, which may limit our profitability and even cause us to stop selling certain products

The State Development and Reform Commission ("SDRC") of the People’s Republic of China and the price administration bureaus of the relevant provinces of China in which our pharmaceutical products are marketed are responsible for the retail price control over our pharmaceutical products.  The SDRC sets the price ceilings for certain pharmaceutical products in China.  Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market share.  The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below wholesale costs, may cause us to stop manufacturing certain products.

Increased government regulation of our marketing operations could diminish our profits.

At present, there is no significant government regulation of the health claims that participants in the nutraceutical industry make regarding their products.  Other developed countries, in particular members of the European Community, have far more extensive regulation of the operations of nutraceuticals, including strict limitations on the health-related claims that can be made without scientifically-tested evidence.  It is not unlikely, therefore, that China will increase its regulation of our activities in the future.  To the extent that new regulations required us to conduct a regimen of scientific tests of the efficacy of our nutraceutical products, the expense of such testing would reduce our profitability.  In addition, to the extent that the health benefits of some of our products could not be fully supported by scientific evidence, our sales might be reduced.

We may have difficulty defending our intellectual property rights from infringement, which may undermine our competitive position.

Our ability to compete effectively depends on our ability to distinguish our products from those of our competitors.  A primary distinction on which we intend to rely is the availability to Shangdong Jinzanghuang of the Tibetan formulae known only to its chief pharmacist.  We will rely on trade secret laws and restrictions on disclosure to protect our intellectual property rights. Unauthorized use of our formulae could damage our ability to compete effectively.  At the same time, the appearance of counterfeit products on the market could also damage our marketing program.  Policing the unauthorized use of proprietary technology and the appearance of counterfeit products can be difficult and expensive.

If litigation becomes necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, such litigation may be costly and may divert management attention away from our business. An adverse determination in any such litigation would impair our intellectual property rights and could harm our business, prospects and reputation. Enforcement of judgments in China is uncertain and even if we are successful in a litigation it may not provide us with an effective remedy. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

In addition, third parties may file infringement claims against us asserting that we are infringing on their patents or trademarks. In the event that such claims are filed, regardless of the merit of such a claim, we may incur substantial costs and diversion of management as a result of our involvement in such proceedings.

Product liability claims could materially impact operating results and profitability.

We may produce products which inadvertently have an adverse pharmaceutical effect on the health of individuals.  Existing laws and regulations in China do not require us to maintain third party liability insurance to cover product liability claims.  However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and our inability to commercialize some products.

We are subject to the risk of natural disasters.

Many of the raw materials that are used to manufacture our products are very sensitive crops, which can be readily damaged by harsh weather, by disease, and by pests.  If our suppliers find their raw materials scarce due to drought, flood, storm, blight, or the other woes of farming, they will increase their prices and may be unable to satisfy our orders.  If, as a result, we are unable to produce sufficient products at reasonable prices to meet demand, our distribution network is likely to atrophy.  This could have a long-term negative effect on our ability to grow our business, in addition to the near-term loss of income.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors or as executive officers.

As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules.  This will continue to require additional cost management resources. We will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required annual assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting in the future, we could incur significant costs to become compliant.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals necessary for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

Leling Jinzanghuang generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of the Company, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

All of our assets are located in China.  So any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment or liquidation.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the People’s Republic of China do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Jinzanghuang Tibet Pharmaceuticals, Inc. is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2009 Jinzanghuang Tibet Pharmaceuticals acquired all of the outstanding capital stock of Tibet Medicine, Inc.  In exchange for that equity, Jinzanghuang Tibet

Pharmaceuticals issued to the shareholders of Tibet Medicine, inc. 36,401,462 shares of common stock.  The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts.  There was no underwriter.

Item 6.

Exhibits

31.1

Rule 13a-14(a) Certification – CEO

31.2

Rule 13a-14(a) Certification - CFO

32

Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: May 19, 2009

By: /s/ Wang Shuxiang

      Wang Shuxiang, Chief Executive Officer