Form 10-K
period 2009-06-30
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2009-10-13
CIK 910832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number: 0-53254

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
 (Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2443288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Harborside Financial Center, 2500 Plaza V, Jersey City, NJ 07311
(Address of principal executive offices)

86-534-2111-962 (China) 201-882-3332 (U.S.)
(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer     Non-accelerated filer     Small reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of December 31, 2008, the aggregate market value of the common stock held by non-affiliates was approximately $24,330, based upon the closing sale price on December 31, 2008 of $.10 per share.

As of October 9, 2009, there were 40,645,063 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.                BUSINESS

Jinzanghuang Tibet Pharmaceuticals, Inc. (the “Company”), through its wholly-owned subsidiary, Tibet Medicine, Inc., owns 100% of the registered capital of Beijing Taibodekang Consulting Co., Ltd., a Wholly Foreign Owned Entity organized under the laws of the People’s Republic of China (“Beijing Taibodekang”). On January 4, 2009, Beijing Taibodekang entered into four agreements with Leling Jinzanghuang Biotech Co., Ltd. (“Leling Jinzanghuang”) and with the equity owners in Leling Jinzanghuang.  Collectively, the agreements provide Beijing Taibodekang exclusive control over the business of Leling Jinzanghuang.  The relationship is one that is generally identified as “entrusted management.” Leling Jinzanghuang is engaged in the distribution of Tibetan pharmaceutical and nutraceutical products in The People’s Republic of China.

Leling Jinzanghuang is a Tibetan pharmaceutical and nutraceutical product distribution company.  Leling Jinzanghuang was founded in November 2008 under the laws of the People’s Republic of China with registered capital of 3.5 million RMB ($513,450).  Leling Jinzanghuang’s executive offices and operations are located at Fu Qian Road South End (Westside), Leling City, Shangdong Province, in eastern China. Leling Jinzanghuang engages in the distribution of the pharmaceutical and nutraceutical products that Tibetans have used for centuries to treat diseases and facilitate health. The distributed products are classified by  Leling Jinzanghuang in three major categories: pharmaceuticals, therapeutic supplements, and dietary supplements.  Tibetan medicine is a centuries-old medical system that employs a complex approach to diagnosis, incorporating techniques such as pulse analysis and urinalysis, and utilizes behavior and dietary modification. By synthesizing knowledge from various medical systems, Tibetans created an approach to medicine drawn from thousands of years of empirical knowledge and intuition about the nature of health and illness. Since practitioners of Tibetan medicine seek to treat diseases in a natural way, Tibetan pharmaceuticals are usually composed of natural materials, particularly the herbs and minerals found in the high-latitude, low-temperature, and pollution-free environment of Tibet.  Practitioners have demonstrated the benefits of Tibetan medicine in treating diseases of the human respiratory system, digestive system, cardiovascular system, kinematic system, and skin. Until recently, however, the primitive manufacturing techniques used in traditional Tibetan medicine prevented its integration into modern medical practice.  With the incorporation of modern techniques into the production process, however, Tibetan medicine is being gradually recognized along with Chinese traditional medicine as a medical system parallel to western medicine.

Currently, our only market is within China, where Tibetan medicine is classified as one type of Chinese traditional medicine, a pharmaceutical industry that exists in China parallel to western medicine in China.  The Chinese have long perceived and accepted traditional Chinese medicine as a safe and effective solution to diseases, having the advantage of causing fewer side effects than western medicine, due to the natural ingredients used.  With the improvement of living standards in China, the revenues of the health care industry have been substantially increased in recent decades, which has also stimulated the domestic demands for Tibetan medicine.

The market for Tibetan pharmaceuticals in China is only a very small portion of the overall medical market in China.  The annual production of Tibetan medicine amounts to approximately 1500 tons with more than 293 items marketed.  The growth rate of the market for Tibetan pharmaceuticals is substantial, however.  One factor spurring growth has been the willingness of Chinese regulators to accredit products based on Tibetan medicine.  At the present time, this accreditation includes:

•	14 products that have been listed on the Protected Chinese Traditional Medicine List;
•	24 products that have been included in the National Medicine Index;
•	218 products that have been certified by the SFDA; and
•	20+ products that have registered trademarks in China.

In 2006, the overall revenues of the 17 major Tibetan pharmaceutical companies in the Tibet Autonomous Region were 623 million RMB ($91,081,871).  We believe, moreover, that the supply of Tibetan medicine in China’s domestic market falls short of demand, which presents a considerable market potential. Furthermore, as Chinese traditional medicine is gradually recognized in the international medical community as an alternative way to treat diseases, there is a potential international market for Tibetan medicine and nutritious products as well. Our business plan, therefore, contemplates that in the future we will export a small portion of our products to several foreign counties, including Russia and South Korea, where Tibetan medicine is well accepted.

Product Lines

The 13 Tibetan health products that Leling Jinzanghuang currently distributes are among those Tibetan medicines made with modern drug manufacturing techniques. The manufacturing equipment and techniques used by our supplier are certified under China’s national standards of Good Manufacturing Practice (GMP), and are in compliance with applicable regulations of the SFDA, which regulates both the pharmaceutical and the nutraceutical industries in China. The automatic production and testing processes used by our supplier assure the accurate execution of the formulae and the quality and quantity of the products. Moreover, the strict quality control and inspection procedures performed in the supplier’s state-of-the-art laboratories assure the quality of our distributed products.

Currently, our principal products are:

Ying Huang Tablet, which is one the two pharmaceutical products marketed by Leling Jinzanghuang that been approved by SFDA. The effective ingredients in the Ying Huang Tablet are extracts from the honeysuckle and the Huangqin herb. It can be used to treat upper respiratory infections including pharyngitis, encephalitis and conjunctivitis. It can also be used to reduce inflammation and relieve pain.  The Ying Huang Table has no known side effects.

San Qi Capsules, which are one of the dietary supplements certified by SFDA.  San Qi Capsules lower blood lipid and cholesterol levels.  Thus they can be used as a precautionary therapy to prevent cardiovascular diseases, including coronary heart disease, heart angina and stroke. In addition, the San Qi Capsules enhance immune system functions, which may help in the prevention of cancer.

Foshou Capsules are a Tibetan nutraceutical. The effective ingredients, Xue Yu, Dongchong Xiacao, Fozhang, and Ginseng, are extracts of several plants and animals that are native to the Tibet Plateau. The Foshou Capsules are intended to improve certain organ functions, particularly to alleviate the diseases of insomnia, amnesia, fatigue, and sexual function decline caused by female menopause syndrome.

Bai He Capsules are a Tibetan dietary supplement. The effective ingredients consist of Baihe, Fozhang Ginseng and Himalayan purple jasmine. The Bai He Capsules are used to treat male erectile dysfunction and other sexual dysfunction problems.

Marketing

We currently sell products only through sales agents. In November 2008, we entered into one-year contracts with three sales agents: Harbin Tai Kang Healthcare Co., Song Yuan Healthcare Co., and Shanghai Hong Jie Healthcare Co.  Each agreement sets an annual purchase goal for the agent, although the  agent’s purchase obligation was only 2% of the sales goal.  The aggregate goals set for the three sales agents was $13,157,894 in sales by November 30, 2009.  The agents fell short of that goal, and we have terminated all three agreements.  Currently, we have only one sales agent:  Dezhou Zangxinyuan.

We intend to develop additional sales agents.  We also aim to establish 50 to 100 franchise stores throughout China in 2009.  Our business plan contemplates that we will increase that number to 600 by the end of 2013.  At present, however, we do not have any committed franchise contracts.  We plan to train our agents and franchisees to improve their product knowledge and sales skills. We also plan to advertise our products through national and local television networks, major newspapers and magazines, and on major Chinese internet platforms.  Finally, we plan to sell our product directly to customers by the use of a membership discount program and an online e-commerce platform.

Through the above efforts, we hope that we can establish our own branded name in the distribution of Tibetan pharmaceutical products in both the domestic and the international market.  All of these plans, however, and the extent to which we can implement them will depend on our success in obtaining working capital for our business.

Our Suppliers

Currently, all of the products that Leling Jinzanghuang distributes are manufactured by one supplier: Shangdong Jinzanghuang (Tibet) Pharmaceutical Co., Ltd. (“Shangdong Jinzanghuang”), which is located approximately five kilometers from our offices. We entered into a three-year distribution contract with Shangdong Jinzanghuang on November 21, 2008.  The agreement does not give us exclusive marketing rights; however Shangdong Jinzanghuang has only one other distributor and has informed us that it does not intend to develop any other marketing channels.  Xue Bangyi, our Chief Executive Officer, is also the Chief Executive Officer of Shandong Jinzanghuang.

The agreement provides that Shangdong Jinzanghuang will deliver products (FOB the Shangdong Jinzanghuang warehouse) in response to orders received from Leling Jinzanghuang, which has the right to distribute the products throughout China. The agreement gives Shangdong Jinzanghuang the right to fix the price it charges to us, although it is required to provide us timely notice of any price increase. In addition, Shangdong Jinzanghuang retains ownership of all of the patent right, trademark right, and other intellectual property rights related to the sold products. Under this agreement, each party has the right to terminate the contract, provided that 60-day written notice in advance is given to the other party.

Although we have a strong relationship with Shangdong Jinzanghuang, we recognize that dependence on a single supplier entails significant risks.  For that reason, we intend to develop additional suppliers for Tibetan health products or other Chinese traditional medicine products. There are over 100 Tibetan pharmaceutical manufacturing companies in China that we can approach as potential suppliers.

The principal raw materials used for the production of our distributed products are natural plants and minerals located in the Qing Tibetan Plateau, which extends across Tibet and Yunnan Province. To ensure a sufficient supply of raw materials, Shangdong Jinzanghuang has developed multiple raw material purchase spots in Changdu and Lizhi City in the Tibetan Autonomous Region and in Di Qin City in Yunnan Province. All the raw materials used by Shangdong Jinzanghuang are tested by experts to ensure their quality.

Intellectual Property

Shangdong Jinzanghuang has one patent application pending with Chinese State Intellectual Property Agency: patent application number: 200710113118.5 (application date: 09/25/2007), which covers the technique for manufacturing the Yu Gan Zi Capsule.

The primary protection of our intellectual property is through trade secrets.  Shangdong Jinzanghuang has engaged as its chief pharmacist Luoga Renboqie, who is responsible for supervision of the production of the products.  “Living Buddha Luoga” is considered to be the 17th reincarnated living Buddha in Tibet.  In that position, he has been entrusted with many secret Tibetan medicine formulas, which he incorporates into the Shandong Jinzanghuang products, such as the Foshou Capsule.  The association of our products with the Living Buddha Luoga provides us a distinct competitive advantage.

Government Regulation

Unlike its U.S. counterpart, the Chinese Food and Drug Administration (“SFDA”) regulates the manufacture and distribution of both pharmaceuticals and nutraceuticals in China.  Each Chinese province also has an agency with responsibility for the pharmaceuticals and nutraceuticals distributed in the Province.  Pharmaceutical products can be distributed only after clinical trials and approval of the SFDA.  In order to achieve widespread market acceptance, a nutraceutical product must obtain certification from either SFDA or the provincial agency, and preferably from both.  Certain tests need to be conducted to get the approval depending on the alleged medical effects.

At the present time, our products have obtained the following certifications:

▪	Pharmaceuticals:

Ying Huang tablet (SFDA certificate number: Z20054734);
Jing Yin Hua Capsule (SFDA certificate number: Z20080515).

▪	Dietary Supplements:

San Qi Capsule (SFDA Health Certificate Number: G20050232).
Bacterial Inhibition Liquid (Shangdong Province Sterilization Certificate (2006) number 0009)

•	Nutraceuticals:

Foshou Capsule (SFDA filing number: 3714X2677-2008);
Bai He Capsule (SFDA filing number: 3714X2678-2008);
Gan Wang Bao Huang Jing San (filing number: 3714X2833-2008);
Wu She Capsule (SFDA filing number: 3714X2832-2008);
Papaya Capsule (SFDA filing number: 3714X3091-2007);
Yu Gan Zi Capsule (SFDA filing number: 3714X3214-2007);
Sha Ji Capsule (SFDA filing number: 3714X2934-2006);
She Xiang Capsule (SFDA filing number: 3714X2831-2008);
Yi Zhi Ren Capsule (SFDA filing number: 3714X2935-2006).

Competition

The Tibetan medicine industry is now in a transition stage from small, backyard enterprises into large-scale, industrialized operations. Our competitors can be divided into two categories in terms of scale and competitiveness:

•	State-run pharmaceutical companies, such as Jingqiu Tibetan Medicine, Jinhe Tibetan Medicine and Tibetan Pharmaceutical Factory; and

•	Private or joint-venture enterprises, such as Tibet Cheezheng Tibetan Medicine and Niemula Tibet Medicine.

The state-owned enterprises have access to state financial and political support. They also entered into the market earlier than we did, and thus have accumulated management experiences and personnel in the Tibetan medicine business. Meanwhile, the private pharmaceutical companies, like us, entered into market later, but grow very fast due to the efficient management skills.

Our competitive advantages include the proprietary product portfolio owned by our current supplier and associated with the Living Buddha Luoga.  Shandong Jinzanghuang has exclusive rights to distribute these products, and we are its primary distributor.  Nevertheless, we will face substantial competition from our competitors in Tibetan pharmaceutical industries due to the similar products and competitive prices.

Employees

Presently, we have twelve full-time employees.    As we establish our marketing network nationwide, we expect a rapid expansion of our departments and personnel.

ITEM 1A .            RISK FACTORS

Investing in our common stock involves risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

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

          Because Chinese regulations restrict our ability to conduct our business operations in China through a directly-owned subsidiary, our business is defined by a contractual relationship with Leling Jinzanghuang, an entity in which Jinzanghuang Tibet Pharmaceuticals has no equity ownership interest.  We will rely on contractual arrangements to control and operate this business. These contractual arrangements may not be as effective in providing control over Leling Jinzanghuang as direct ownership. For example, if Leling Jinzanghuang failed to perform under its agreements with us, we would have to rely on legal remedies under Chinese law, which we cannot be sure would be available. In addition, we cannot be certain that the individual equity owners of Leling Jinzanghuang would always act in the best interests of Jinzanghuang Tibet Pharmaceuticals.

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

Jinzanghuang Tibet Pharmaceuticals is not likely to hold annual shareholder meetings in the next few years.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                DESCRIPTION OF PROPERTY

 Our executive offices and marketing operations are located on Kaiyuan Avenue, Leling City, Shangdong Province, P. R. China, in the same building as is used by Shandong Jinzanghuang .  Our portion of the building has a total usable area of 50 square meters.    The office will be adequate for our operations for the foreseeable future.

On May 13, 2009 we purchased a building and land lease for 4 million Renminbi (approximately $586,000).   The building has a usable area of 2,866.23 square meters.  Our plan is to renovate the building, then locate our Research and Development Center and offices there, while retaining the use of some of the space as rentals property.

We also maintain a U.S. representative office in Jersey City, New Jersey.

 ITEM 3.               LEGAL PROCEEDINGS

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is listed for quotation on the OTC Bulletin Board system under the symbol “JZHG.”  The common stock was first listed for trading on July 31, 2008.  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTC Bulletin Board (except during the period from May 20, 2009 to August 10, 2009, when the stock was quoted on the Pink Sheets only).  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Bid
Quarter Ending	High	Low
September 30, 2008	$.25	$.15
December 31, 2008	$.15	$.10
March 31, 2009	$.10	$.10
June 30, 2009	$.10	$.10

(b) Shareholders

On October 8, 2009 there were 334 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that  any  dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	0
Equity compensation plans not approved by security holders	0	N.A.	0
Total	0	N.A.	0

(e)  Sale of Unregistered Securities

Jinzanghuang did not effect any unregistered sales of equity securities during the 4th quarter ended June 30, 2009.

 (f) Repurchase of Equity Securities

Jinzanghuang did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter ended June 30, 2009.

ITEM 6.                SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Accounting for Variable Interest

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

The accounting effect of the Entrusted Management Agreements between Beijing Taibodekang and Leling Jinzanghuang is to cause the balance sheets and financial results of Leling Jinzanghuang to be consolidated with those of Beijing Taibodekang, with respect to which Leling Jinzanghuang is now a variable interest entity.  Since the parties to the Entrusted Management Agreements were both controlled by Xue Bangyi, who is CEO of both Beijing Taibodekang and Leling Jinzanghuang, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Leling Jinzanghuang since its inception.

Results of Operations

Leling Jinzanghuang has entered into a three-year distribution agreement with Shangdong Jinzanghuang to distribute the Tibetan pharmaceutical and health products it manufactures. In November 2008, we advanced $510,516 to Shandong Jinzanghuang for the production of products, which usually take one to two months. As of June 30, 2009, most of that advance had been converted into inventory, which includes both goods in our warehouse and goods delivered to our customers.

The agreements that we made with our sales agents last winter afforded each of them a right to return products within six months after the date of purchase.  Under generally accepted accounting principles, we were not permitted to recognize revenue from a shipment to a customer with a right of return unless we can formulate a reasonable estimate of the amount of future returns.  For that reason, we recognized no revenue during the quarter ended March 31, 2009.  Subsequently, however, we determined that there would be no returns of any of the goods shipped in the year ended June 30, 2009, and we terminated the right of return for future periods.  Accordingly, all shipments in that period have been recorded as revenue.  During the fourth quarter of 2009, we recorded revenue in the amount of $456,957 from the distribution of the products provided by Shangdong Jinzanghuang. Our cost of sales was $327,427, which gave us a profit margin of 28.3%.

During the period from November 20, 2008 to June 30, 2009 we incurred $180,823 in general and administrative expenses.  Most of these expenses were incurred in relation to our efforts to complete a reverse merger of Beijing Taibodekang into a US public shell corporation and comply with the SEC regulation after the transaction.  The general and administrative expenses resulting from our business operations in China were relatively low during the year ended June 30, 2009, due to the relatively low level of our operations.  We expect our selling, general and administrative expenses to increase in proportion to the increase in our business activity in the coming periods.

Because our sales volume was low during the year ended June 30, 2009, our gross profit was inadequate to fund our administrative expenses.  As a result, our business generated a net loss before minority interest of $59,109, which included a net loss of $17,800 realized by Leling Jinzanghuang.  The Entrusted Management Agreements provide, however, that Beijing Taibodekang will receive only 95% of the net profits and suffer 95% of the net losses generated by Leling Jinzanghuang.  The remaining 5% will inure to the benefit of the owners of Leling Jinzanghuang.  For that reason, we report a minority interest in our financial statements.  For the recent period, the minority interest reduced our portion of Leling Jinzanghuang’s net loss by 5%.  When Leling Jinzanghuang begins to realize profits, the minority interest will reduce our net income from that operation by 5%.

Liquidity and Capital Resources

To date, Leling Jinzanghuang has been funded by the contribution of our registered capital made by Leling Jinzanghuang’s four founders: Wang Shuxiang, Zhen Yilin, Yang An, and Kong Ruifen.  In addition, Mr. Xue Bangyi contributed the capital required by Tibet Medicine, Inc. in order to accomplish its reverse merger into the Company.  As a result, at June 30, 2009, we had no bank or other debt.

In May 2009, we purchased a building for our operations.  The purchase price was approximately equal to the capital contributions of our founders.  As a result, we had a working capital deficit at June 30, 2009 totaling $88,723.  The deficit occurred because the expenses we incurred to initiate our business had not, as of June 30, 2009, been recaptured through sales, and the cash received from sales had been reinvested in inventory and advances to suppliers.  Included in working capital at June 30, 2009 was an advance payment to our supplier in the amount of $146,399. The recipient of this advance payment is our primary source of distributed products. To maintain a long-term relationship with our vendors, we need to make advances one to two month ahead. The advances to the supplier are interest free.

Our business plan contemplates that we will obtain $5 million to $10 million in additional capital during 2009 and 2010.  The funds are needed in order to:

•	Relocate our headquarters from Shangdong to Beijing, where we will have greater access to marketing channels;

•	Implement our direct marketing program, including development of an online presence;

•	Acquire the rights to pharmaceuticals and nutraceuticals that will complement our existing product line;

•	Carry on clinical trials of pharmaceuticals required to obtain SFDA approval;

•	Establish franchisees throughout China; and

•	Implement an advertising and marketing program adequate to assure us of substantial market presence.

Our plan is to sell a portion of our equity in order to obtain the necessary funds, which will reduce the equity share of our existing shareholders.  To date, however, we have received no commitment from any source for funds.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2009, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  That was the determination, noted in Note 2 in the Notes to Financial Statements, that we would establish a 100% valuation allowance with respect to our net operating loss carryforward.  We made that determination because it is uncertain that we will realize taxable income in the future against which we could offset the NOL.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of June 30, 2009.

F-3	Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Year Ended June 30, 2009 .

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Year Ended June 30, 2009.

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2009.

F-6 to F-12	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the board of directors
Jinzanghuang Tibet Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Jinzanghuang Tibet Pharmaceuticals, Inc. (formerly known as Econometrics Inc.) as of June 30, 2009 and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the period from inception (November 20, 2008) to June 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jinzanghuang Tibet Pharmaceuticals, Inc. as of June 30, 2009, and the results of its operations and its cash flows for the period from inception (November 20, 2008) to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
September 25, 2009

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
(FORMERLY KNOW AS ECONOMETRICS INC.)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2009

ASSETS

CURRENT ASSETS:
Cash	$25,115
Accounts receivable	32,759
Inventory	326,937
Advance to supplier	146,399
Prepaid expenses and other sundry current assets	15,830

TOTAL CURRENT ASSETS	547,040

LAND AND BUILDING	586,000

TOTAL ASSETS	$1,133,040

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other sundry current liabilities	$635,763

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	635,763

MINORITY INTEREST	26,527

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,645,063 shares issued and outstanding	40,645
Additional paid-in capital	490,117
Accumulated deficit	(60,009)
Accumulated other comprehensive income	(3)

TOTAL STOCKHOLDERS' EQUITY	470,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,133,040

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
(FORMERLY KNOW AS ECONOMETRICS INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR PERIOD FROM INCEPTION (NOVEMBER 20, 2008) TO JUNE 30, 2009

SALES	$456,957

COSTS of SALES	327,427

GROSS PROFIT	129,530

COSTS AND EXPENSES
General and Administrative Expenses	180,823

LOSS BEFORE INCOME TAX AND MINORITY INTEREST	(51,293)

INCOME TAX	7,826

NET LOSS BEFORE MINORITY INTEREST	(59,119)

MINORITY INTEREST	(890)

NET LOSS	(60,009)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(3)

COMPREHENSIVE LOSS	$(60,012)

Basic and diluted earnings per common share	$(0.00)

Weighted average number of shares outstanding	40,645,063

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
(FORMERLY KNOW AS ECONOMETRICS INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	COMMON		ADDITIONAL		OTHER
	STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	TOTAL

BALANCE -November 20, 2008	-	$-	$-	$-	$-	$-

Capital contribution, including captial
contributed to VIE (Note 1)	40,645,063	40,645	490,117			530,762

Net loss				(60,009)		(60,009)
						-
Foreign currency translation adjustments					(3)	(3)

BALANCE - June 30, 2009	40,645,063	$40,645	$490,117	$(60,009)	$(3)	$470,750

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
(FORMERLY KNOW AS ECONOMETRICS INC.)
CONSOLIDATED STATEMENTS OF CASH FLOW
FROM INCEPTION (NOVEMBER 20, 2008) TO JUNE 30, 2009

OPERATING ACTIVITIES:
Net loss:	$(60,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	890
Cash used in operating assets and liabilities:
Accounts receivable	(32,759)
Inventory	(326,937)
Advance to supplier	(146,399)
Prepaid exenses and other sundry current assets	(15,830)
Accrued expeses and other sundry current liabilities	49,763
NET CASH USED IN OPERATING ACTIVITIES	(531,281)

FINANCING ACTIVITIES:
Contribution from minority interest	25,637
Capital contribution	530,762
NET CASH PROVIDED BY FINANCING ACTIVITIES	556,399

EFFECT OF EXCHANGE RATE ON CASH	(3)

INCREASE (DECREASE) IN CASH AND CASH - END OF PERIOD	$25,115

Supplemental disclosures of cash flow information:
Cash paid for income tax	$11,922

Non-cash investing activities:
Acquisition of property charged to accrued expenses	$586,000

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
(Formerly known as Econometrics Inc.)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Business description

Jinzanghuang Tibet Pharmaceuticals, Inc. (“the Company”) distributes Tibetan pharmaceutical and nutraceutical products in the People’s Republic of China (“PRC”) through Leling Jinzanghuang Biotech Co., Ltd. (Leling JZH).

On January 12, 2009 Jinzanghuang Tibet Pharmaceuticals, Inc.  acquired all of the outstanding capital stock of Tibet Medicine, Inc. (“TMI”), a Delaware corporation, in exchange for the issuing of 36,401,462 shares of its common stock to the shareholders of TMI, representing 89.6% of the issued and outstanding shares of the Company.

For accounting purposes, the above transaction was accounted for as a reverse merger. TMI became the surviving entity for accounting purposes, whereas the Company will be recognized as the surviving entity for legal purposes. Accordingly, the financial statements include the assets, liabilities and operations of TMI.

TMI was organized under the laws of Delaware on September 4, 2008 and is the 100% owner of the registered capital of Beijing Taibodekang Consulting Co., Ltd. (“BTC”).

BTC is a Wholly Foreign Owned Entity that was organized under the laws of the People’s Republic of China on December 5, 2008. On January 4, 2009, BTC entered into four ten-year agreements (the “Entrusted Management Agreements”) with Leling JZH and its registered equity holders.

The purpose of these agreements is to transfer to BTC full responsibility for the management of Leling JZH, as well as 95% of the financial benefits that arise from the business of Leling JZH. As a result, BTC now has control over the business of Leling JZH.

For variable interest entities, we assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by FIN 46R. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. In according with FIN 46, Leling JZH is considered a variable interest entity (“VIE”).

The accounting effect of the Entrusted Management Agreements between Beijing Taibodekang and Leling Jinzanghuang is to cause the balance sheets and financial results of Leling Jinzanghuang to be consolidated with those of Beijing Taibodekang, with respect to which Leling Jinzanghuang is now a variable interest entity.  Since the parties to the Entrusted Management Agreements were both controlled by Xue Bangyi, who is CEO of both Beijing Taibodekang and Leling Jinzanghuang, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Leling Jinzanghuang since its inception.

Leling JZH was incorporated under the laws of PRC as a limited liability company on November 20, 2008 and is engaged in the distribution of Tibetan pharmaceutical and nutraceutical products in the PRC.

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in U.S. Dollars.

The consolidated financial statements include the financial statements of the Company and its subsidiaries and variable interest entity.  All inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

Minority interest represents the allocation of earnings to the VIE owners who are not at risk for the majority of losses of the VIE, which have been accounted for by using the consolidation method of accounting.

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

Revenue recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

If the Company’s customer distribution agreements contain clauses that grant the customer the right to return or exchange productsm the Company accounts for sales to these distributors  under the guidance of SFAS No. 48, Revenue Recognition When Right of Return Exists.   If the Company does not have sufficient historical evidence of customer acceptance, it recognizes revenue when the return provisions lapse. When the Company has sufficient historical evidence of customer acceptance it recognizes revenue upon shipment.

Shipping and handling costs

In accordance with Emerging Issues Task Force Issue 00-10 “Accounting for Shipping and Handling Fees and Costs”, all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

Cash

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Accounts Receivable

Accounts receivables represent customer accounts receivables. Reserve for bad debts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. There is no bad debt expense recorded for the period from inception (November 24, 2008) to June 30, 2009.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the weighted average method.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.

In May 10, 2009, Leling JZH entered into an agreement to purchase a building and land lease for an aggregate cost of RMB4,000,000 (approximately $586,000), which was paid in July 2009.

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

The Company’s financial instruments primarily consist of cash, accounts receivable, inventory, advance to supplier and accrued expenses.

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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no such additional common shares available for dilution purposes as of June 30, 2009.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company's adoption of SFAS No. 161 is not expected to have a material effect on its condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.

In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per unit under the two-class method prescribed by SFAS 128. FSP EITF 03-6-1 is retrospectively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited. The Company is evaluating the impact the adoption of FSP EITF 03-6-1 will have on its earnings per share calculations.

2             ADVANCES TO SUPPLIER

The Company made interest free advances one supplier for the purchase of its material.

3             TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	Rate	Amount
U.S.statutory income tax	(35%)	$(17,952)
Tax rate difference between US and China	10%	5,129
NOL from U.S with 100% valuation allowance	40%	20,649
Actual consolidated income tax	15%	$7,826

The provisions for income taxes are summarized as follows:

Current - foreign	$7,826
Deferred - United States	20,649
Valuation allowance - United States	(20,649)
Total	$7,826

4              CONCENTRATIONS

During the period from inception (November 20, 2008) to June 30, 2009, there were three customers to whom the Company made sales representing over 10% of its revenue for the period.  The customers accounted for 40%, 30% and 19% of revenue for the period.

Two products represented approximately 37% and 24% of total sales for the period from inception (November 20, 2008) to June 30, 2009

5              COMMITMENTS AND CONTINGENCIES

(a)           Lease commitment

The Company has three one year lease agreements in the total amount of approximately $11,000 per year for its office space in Leling and Beijing, China. Rental expense for the year ended June 30, 2009 was approximately $5,600.

(b)           Related party Supply agreement

All of the products that the Company distributes are manufactured by one supplier. The CEO of our supplier company is also our CEO and one of the owners of Leling JZH.  The Company entered into a three-year distribution contract with this supplier on November 21, 2008, which does not give the Company exclusive marketing rights.

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

6              SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through September 25, 2009, the date that these financial statements were issued.  There were no material subsequent events as of that date.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.            CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in Internal Controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.           Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Leling.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Leling office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

b.           Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are:

Name	Age	Positions with the Company
Xue Bangyi	52	Chairman, Chief Executive Officer
Yang An	46	DirectorVice President
Wang Shuxiang	54	Director
Zeng Yiling	50	Chief Financial Officer

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

XUE BANGYI. Since 2006 Mr. Xue has been employed as Chairman of Shangdong Jinzanghuang (Tibet) Pharmaceuticals Co., Ltd., which is involved in the manufacture and distribution of pharmaceutical and nutraceutical products based on traditional Tibetan medical principles. Shangdong Jinzanghuang is the principal supplier of the products marketed by Leling Jinzanghuang.  From 1996 until 2006 Mr. Xue was employed as General Manager of Qunming Railway Resources Co., which manufactured equipment in China. Mr. Xue was awarded a degree in Economics and Management by the Wuhan College of Finance.

YANG AN.  Since November, 2008, Ms. Yang has been employed as Vice General Manager of Leling Jinzanghuang. From 2003 until 2008, Ms. Yang was employed as Manager of Sida Management Consulting Co., a management consulting firm.  From 1998 to 2003, Ms. Yang was employed as Chief Executive Officer of SanYang Tech Development Co., a consulting company.  In 1986 Ms. Yang was awarded a degree in Economics and Management by Tianjing University of Broadcasting.

WANG SHUXIANG. From November 2008 until July 2009, Mr. Wang was employed as Chief Executive Officer of Leling Jinzanghuang. Since 2002, Mr. Wang has been employed as Operational Manager of Shangdong Jinzanghuang. From 1998 to 2002, Mr. Wang was the Ethics Chair for the Discipline Division of the Health Department of Leling City, Shangdong Province. In 1994, Mr. Wang was awarded a degree in Finance Accounting by Shangdong College of Economics.

ZENG YILING.  Prior to joining Leling Jinzanghuang in 2008, Mr. Zeng was employed from 2006 to 2008 as Treasurer of Shangdong Jinzanghuang.  From 1997 to 2006, Mr. Zeng was employed as Finance Manager of the Shangdong Xisheng Group Co., a pharmaceutical company.  Prior to that, Mr. Zeng was employed as director of a factory operated by the Shangdong Meat Company.  In 1993 Mr. Zeng was awarded a degree in Accounting by the Shangdong College of Management.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee.

Due to the small size of our Board of Directors, we have not constituted an audit committee, a compensation committee or a nominating committee.  Decisions regarding nominations to the Board will be made by all currently-serving members of the Board.  For the same reason, we do not have an audit committee financial expert among the members of our Board of Directors.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2009,

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the companies that are currently subsidiaries of Jinzanghuang to Wang Shuxiang for services rendered in all capacities to the Company during the year ended June 30, 2009.  Mr. Wangwas the Company’s Chief Executive Officer from its inception until July 2009, .  There was no officer whose salary and other compensation for the year exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Wang Shuxiang	2009	$8,772	--	--	--	--

Employment Agreements

The Company has three executive officers:  Messrs Xue Bangyi, Yang An, and Zeng Yiling.  All of our officers and directors serve on an at-will basis, and none has entered into employment contracts with the company.

Compensation of Directors

The Board of Directors has not adopted any compensation arrangements for its members.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended June 30, 2009 and those options held by him on June 30, 2009.

Option Grants in the Last Fiscal Year
	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Wang Shuxiang	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended June 30, 2009 and held by them unvested at June 30, 2009.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Wang Shuxiang	--	--

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Xue Bangyi, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There are 40,645,063 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Xue Bangyi	4,429,359	10.9%
Wang Shuxiang	2,648,935	6.5%
Yang An	50,500	0.1%
All officers and directors as a group (4 persons)	7,179,294	17.7%
________________________________
(1)           Except as otherwise noted, each shareholder’s address is c/o Fu Qian Road South End (Westside), Leling City, Shangdong Province, P. R. China.

(2)           Except as otherwise noted, all shares are owned of record and beneficially.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Xue Bangyi is the Chairman of the Board of Jinzanghuang Tibet Pharmaceuticals.  Xue Bangyi is also the President of Shangdong Jinzanghuang, which is the sole supplier of products distributed by Leling Jinzanghuang.  Details regarding the relationship between the companies is set forth earlier, in the description of the business of Leling Jinzanghuang.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Paritz & Company, P.A. has been the independent accountant for Tibet Medicine, Inc. and its subsidiaries since September 4, 2008.  In January 2009, when Jinzanghuang Tibet Pharmaceuticals, Inc. acquired Tibet Medicine, Paritz & Company, P.A. became the independent accountant for Jinzanghuang Tibet Pharmaceuticals.

Audit Fees

Paritz & Company, P.A. billed $30,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2009.

Audit-Related Fees

Paritz & Company, P.A. billed $0 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.

Tax Fees

Paritz & Company, P.A. billed $0 to the Company during fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz & Company, P.A. billed $0 to the Company in fiscal 2009  for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Paritz & Company, P.A..

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3-a	Certificate of Incorporation - filed as an exhibit to the Registration Statement on Form 10 filed on May 22, 2008 and incorporated herein by reference.

3-a(1)	Certificate of Amendment to Certificate of Incorporation - filed as an exhibit to the Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference.

3-b	Amended and Restated Bylaws - filed as an exhibit to the Registration Statement on Form 10 filed on May 22, 2008 and incorporated herein by reference.

10-a	Share Exchange Agreement dated January 12, 2009 among the Company and the shareholders of Tibet Medicine, Inc.(1)

10-b	Exclusive Technical Service and Business Consulting Agreement dated January 4, 2009 between Beijing Beijing Taibodekang Co., Ltd. and Leling Jinzanghuang Biotech Co., Ltd.(1)

10-c	Share Pledge Agreement dated January 4, 2009 among Beijing Beijing Taibodekang Co., Ltd., the equity owners in Leling Jinzanghuang Biotech Co., Ltd. and Leling Jinzanghuang Biotech Co., Ltd. (1)

10-d	Call Option Agreement dated January 4, 2009 between Beijing Beijing Taibodekang Co., Ltd. and the equity owners in Leling Jinzanghuang Biotech Co., Ltd. (1)

10-e	Proxy Agreement dated January 4, 2009 between Beijing Beijing Taibodekang Co., Ltd., the equity owners in Leling Jinzanghuang Biotech Co., Ltd., and Leling Jinzanghuang Biotech Co., Ltd. (1)

21	Subsidiaries – Tibet Medicine, Inc., a Delaware corporation
Leling Jinzanghuang Biotech Co., Ltd., a PRC corporation

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications
_______________
(1)	Filed as an exhibit to the Current Report on Form 8-K filed on January 20, 2009 and incorporated herein by reference.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: October 12, 2009	/s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Xue Bangyi	October 12, 2009
Xue Bangyi
Director, Chief Executive Officer

/s/ Zeng Yiling	October 12, 2009
Zeng Yiling
Director, Chief Financial and Accounting Officer

/s/ Wang Shuxiang	October 12, 2009
Wang Shuxiang
Director

/s/ Yang An	October 12, 2009
Yang An, Director