Form 10-Q
period 2009-09-30
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2009-12-04
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes           No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer       Accelerated filer       Non-accelerated filer       Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes         No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

December 4, 2009
Common Voting Stock: 40,645,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

TABLE OF CONTENTS

Page(s)

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and June 30, 2009	2

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-7

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS:
Cash	$102,138	$25,115
Accounts receivable	44,010	32,759
Inventory	155,422	326,937
Advance to supplier	249,289	146,399
Contract deposit	146,700	-
Prepaid expenses and other sundry current assets	25,124	15,830
TOTAL CURRENT ASSETS	722,683	547,040

PROPERTIES AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION	579,254	586,000

TOTAL ASSETS	$1,301,937	$1,133,040

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other sundry current liabilities	$61,405	$635,763

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	61,405	635,763

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,645,063 shares issued and outstanding	40,645	40,645
Additional paid-in capital	1,228,925	490,117
Accumulated deficit	(93,797)	(60,009)
Accumulated other comprehensive income (loss)	1,380	(3)

TOTAL STOCKHOLDERS' EQUITY OF JINZANGHUANG TIBET PHARMACEUTICALS, INC.	1,177,153	470,750

NONCONTROLLING INTEREST IN SUBSIDIARY	63,379	26,527

TOTAL STOCKHOLDERS' EQUITY	1,240,532	497,277

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,301,937	$1,133,040

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTH ENDED SEPTEMBER, 2009 (1)
(Unaudited)

SALES	$224,950

COSTS of SALES	171,856

GROSS PROFIT	53,094

COSTS AND EXPENSES
General and Administrative Expenses	84,470

LOSS BEFORE INCOME TAX AND NONCONTROLLING INTEREST IN SUBSIDIARY	(31,376)

INCOME TAX	2,236

CONSOLIDATED NET LOSS	(33,612)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	176

NET LOSS ATTRIBUTABLE TO JINZANGHUANG TIBET PHARMACEUTICALS, INC.	(33,788)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	1,344

COMPREHENSIVE LOSS	(32,444)

LESS: OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$36

COMPREHENSIVE LOSS ATTRIBUTABLE TO JINZANGHUANG TIBET PHARMACEUTICALS, INC.	$(32,480)

Basic and diluted earnings per common share	$(0.00)

Weighted average number of shares outstanding	40,645,063

(1) Financial statements for the three months ended September 30, 2008 are not presented since the Company was incorporated after that date.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
THREE MONTH ENDED SEPTEMBER, 2009 (1)
(Unaudited)

OPERATING ACTIVITIES:
Net loss attributable to Jinzanghang Tibet Pharmaceuticals, Inc.	$(33,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interests	176
Cash used in operating assets and liabilities:
Accounts receivable	(11,206)
Inventory	171,961
Advance to supplier	(102,690)
Contract deposit	(146,700)
Prepaid expenses and other sundry current assets	(9,273)
Accrued expenses and other sundry current liabilities	(574,328)
NET CASH USED IN OPERATING ACTIVITIES	(705,848)

INVESTING ACTIVITIES:
Acquisition of property and equipment	7,546
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,546

FINANCING ACTIVITIES:
Contribution from minority interest	36,675
Due to shareholders	(861)
Capital contribution	738,808
NET CASH PROVIDED BY FINANCING ACTIVITIES	774,622

EFFECT OF EXCHANGE RATE ON CASH	702

INCREASE IN CASH	77,022

CASH - BEGINNING OF PERIOD	25,115

CASH - END OF PERIOD	$102,137

Supplemental disclosures of cash flow information:
Cash paid for income tax	$8,045

(1) Financial statements for the three months ended September 30, 2008 are not presented since the Company was incorporated after that date.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

1              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on October 14, 2009.

2             BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Jinzanghuang Tibet Pharmaceuticals, Inc. (“the Company”) distributes Tibetan pharmaceutical and nutraceutical products in the People’s Republic of China (“PRC”) through a variable interest entity named Leling Jinzanghuang Biotech Co., Ltd. (“Leling JZH”).

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

For variable interest entities, we assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by ASC 810. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. In according with ASC 810, Leling JZH is considered a variable interest entity (“VIE”).

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Noncontrolling interest in subsidiary represents the allocation of earnings to the VIE owners who are not at risk for the majority of losses of the VIE, which have been accounted for by using the consolidation method of accounting.

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

If the Company’s customer distribution agreements contain clauses that grant the customer the right to return or exchange products, the Company accounts for sales to these distributors under the guidance of “Revenue Recognition When Right of Return Exists”.   If the Company does not have sufficient historical evidence of customer acceptance, it recognizes revenue when the return provisions lapse. When the Company has sufficient historical evidence of customer acceptance it recognizes revenue upon shipment or delivery.

Shipping and handling costs

All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

New Accounting Pronouncements

In May 2009, FASB issued new guidance establishing general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, or subsequent events. An entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on the Company’s results of operations or financial position.

In June 2009, FASB established the Accounting Standards Codification TM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition

3             CONTRACT DEPOSIT

In August 2009 Leling JZH entered into a 10 year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($146,700 if translated on September 30, 2009 exchange rate) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  All of the honeysuckle that is produced on that acreage and that meets quality standards will be purchased by Leling JZH at negotiated prices that will be 25% below the wholesale market price, except that the discount will be only 10% if the market price is less than RMB 80 per kilogram.  Either party may terminate the agreement after Leling JZH has recouped its investment.

 4            CONCENTRATIONS

During the three months ended September 30, 2009, the Company made sales to only one customer.

Two products represented approximately 50% and 30% of total sales for the three months ended September 30, 2009.

5             SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through November 30, 2009, the date that these financial statements were issued.  There were no material subsequent events as of that date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A:  “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of our Business

Jinzanghuang Tibet Pharmaceuticals, Inc. is a holding company whose only asset is an indirect 100% ownership interest in Beijing Taibodekang Consulting Co., Ltd. (“Beijing Taibodekang”), a Wholly Foreign Owned Entity organized under the laws of the People’s Republic of China on December 5, 2008.  On January 4, 2009, Beijing Taibodekang entered into four agreements with Leling Jinzanghuang Biotech Co. Ltd. (“Leling Jinzanghuang”) and with the equity owners in Leling Jinzanghuang.  Collectively, the agreements provide Beijing Taibodekang exclusive control over the business of Leling Jinzanghuang.  The relationship is one that is generally identified as “entrusted management.”

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

Results of Operations

Leling Jinzanghuang has entered into a three-year distribution agreement with Shangdong Jinzanghuang to distribute the Tibetan pharmaceutical and health products it manufactures. In November 2008, we advanced $510,516 to Shangdong Jinzanghuang for the production of products, which usually take one to two months. When our fiscal year ended on June 30, 2009, most of that advance had been converted into inventory, which includes both goods in our warehouse and goods delivered to our customers.  In the first three months of the current fiscal year, we advanced additional funds to Shangdong Jinzanghuang, bringing the balance of advances to $249,289 as of September 30, 2009.  These additional advances will again be liquidated through future purchases from Shangdong Jinzanghuang.  As our business grows, we expect the balance of advances to swell proportionately.

Our sales during the fiscal quarter ended September 30, 2009 remained relatively low, as we lack the capital necessary to fund a market surge.  Sales during the quarter totaled $224,950, all of which arose from the distribution of the products provided by Shangdong Jinzanghuang, and all of which were made to one customer, a sub-distributor for our products. Our cost of sales was $171,856, which gave us a profit margin of 23.6%.  Our revenue for the September 30 quarter was substantially below our revenue of $456,957 during the preceding quarter, which ended on June 30, 2009.  During the June 30 quarter, however, we recorded revenue in the amount of $353,906 from shipments that had occurred during the period from December 2008 through March 2009 but whose revenue recognition had been deferred until a right of return expired.  We no longer provide our customers a right of return; so all of the sales recorded in the quarter ended September 30, 2009 were shipped in that quarter.

During the period from November 20, 2008 to June 30, 2009 we incurred $180,823 in general and administrative expenses.  Most of those expenses were incurred in relation to our efforts to complete a reverse merger of Beijing Taibodekang into a US public shell corporation and comply with the SEC regulation after the transaction.  The general and administrative expenses resulting from our business operations in China were relatively low during the year ended June 30, 2009, due to the relatively low level of our operations.  During the quarter ended September 30, 2009, however, our general and administrative expenses totaled $84,470.  The growth in these expenses reflects our efforts to increase market awareness of our products and develop new distribution channels.  We expect our selling, general and administrative expenses to increase in proportion to the increase in our business activity in the coming periods.

Because our sales volume was low during the quarter ended September 30, 2009, our gross profit was inadequate to fund our administrative expenses.  As a result, our business generated a consolidated net loss of $33,788.  The Entrusted Management Agreements provide, however, that Beijing Taibodekang will receive only 95% of the net profits and suffer 95% of the net losses generated by Leling Jinzanghuang.  The remaining 5% will inure to the benefit of the owners of Leling Jinzanghuang.  For that reason, we attributed $176 in net income (5% of Leling Jinzanghuang’s total net income for the quarter) to noncontrolling interests.

Liquidity and Capital Resources

To date, Leling Jinzanghuang has been funded by the contribution of our registered capital made by Leling Jinzanghuang’s four founders: Wang Shuxiang, Zhen Yilin, Yang An, and Kong Ruifen.  In addition, Mr. Xue Bangyi contributed the capital required by Tibet Medicine, Inc. in order to accomplish its reverse merger into the Company.  As a result, at September 30, 2009, we had no bank or other debt.

In May 2009, we purchased a building for our operations.  The purchase price was approximately equal to the capital contributions of our founders.  As a result, we had a working capital deficit at June 30, 2009 totaling $88,723.  The deficit occurred because the expenses we incurred to initiate our business had not, as of June 30, 2009, been recaptured through sales, and the cash received from sales had been reinvested in inventory and advances to suppliers.  During the quarter ended September 30, 2009, our principal shareholders made an additional capital contribution of $738,808, most of which we applied to satisfy our accrued expenses and liabilities.  As a result of that contribution, at September 30, 2009 our working capital had grown to $661,278.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

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

PART II   -   OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2009.

Item 6.     Exhibits

31.1	Rule 13a-14(a) Certification - CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: December 4, 2009	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer