Form 10-Q
period 2009-12-31
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2010-02-22
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Yes  X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer       Accelerated filer        Non-accelerated filer       Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes         No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 19, 2009
Common Voting Stock: 40,645,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

TABLE OF CONTENTS

Page(s)

Consolidated Balance Sheets as of December 31, 2009 (Unaudited) and June 30, 2009	2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2009 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-7

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS:
Cash	$138,349	$25,115
Accounts receivable	-	32,759
Inventory	376,047	326,937
Advance to supplier	109,484	146,399
Contract deposit	146,700	-
Prepaid expenses and other sundry current assets	65,497	15,830
TOTAL CURRENT ASSETS	836,077	547,040

PROPERTIES AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION	582,693	586,000

TOTAL ASSETS	$1,418,770	$1,133,040

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other sundry current liabilities	$152,375	$635,763

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	152,375	635,763

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,645,063 shares issued and outstanding	40,645	40,645
Additional paid-in capital	1,228,925	490,117
Accumulated deficit	(70,443)	(60,009)
Accumulated other comprehensive income	1,401	(3)

TOTAL STOCKHOLDERS' EQUITY OF JINZANGHUANG TIBET PHARMACEUTICALS, INC.	1,200,528	470,750

NONCONTROLLING INTEREST IN SUBSIDIARY	65,867	26,527

TOTAL STOCKHOLDERS' EQUITY	1,266,395	497,277

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,418,770	$1,133,040

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2009	2008	2009	2008

SALES	$323,536	$-	$548,486	$-

COSTS of SALES	219,860	-	391,716	-

GROSS PROFIT	103,676	-	156,770	-

COSTS AND EXPENSES
General and Administrative Expenses	60,958	93,310	145,428	93,310

INCOME (LOSS) BEFORE INCOME TAX	42,718	(93,310)	11,342	(93,310)

INCOME TAX	16,875	-	19,111	-

NET INCOME (LOSS)	25,843	(93,310)	(7,769)	(93,310)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,489	-	2,665	-

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	23,354	(93,310)	(10,434)	(93,310)

OTHER COMPREHENSIVE (INCOME) LOSS
Foreign currency translation adjustment	21	-	1,365	-

COMPREHENSIVE INCOME (LOSS)	23,375	(93,310)	(9,069)	(93,310)

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$-	$-	$36	$-

COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO THE COMPANY	$23,375	$(93,310)	$(9,105)	$(93,310)

Basic and diluted earnings per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	40,645,063	40,645,063	40,645,063	40,645,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss attributable to the Company	$(10,434)	$(93,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interests	2,665	-
Depreciation and amortization	7,452
Cash used in operating assets and liabilities:
Accounts receivable	32,804	(97,134)
Inventory	(48,664)
Advance to supplier	37,115
Contract deposit	(146,700)	11,003
Prepaid exenses and other sundry current assets	(49,644)	(425,882)
Accounts payable	-	59,481
Accrued expeses and other sundry current liabilities	(517,961)	6,804
NET CASH USED IN OPERATING ACTIVITIES	(693,367)	(539,038)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,345)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,345)	-

FINANCING ACTIVITIES:
Proceeds of loan from shareholder	33,741
Contribution from minority interest	36,675	856,402
Capital contribution	738,808
NET CASH PROVIDED BY FINANCING ACTIVITIES	809,224	856,402

EFFECT OF EXCHANGE RATE ON CASH	722	(143)

INCREASE (DECREASE) IN CASH	113,234	317,221

CASH - BEGINNING OF PERIOD	25,115	-

CASH - END OF PERIOD	$138,349	$317,221

Supplemental disclosures of cash flow information:
Cash paid for income tax	$2,062	$-

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

1              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

In August 2009 Leling JZH entered into a 10 year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($146,700 if translated on December 31, 2009 exchange rate) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  All of the honeysuckle that is produced on that acreage and that meets quality standards will be purchased by Leling JZH at negotiated prices that will be 25% below the wholesale market price, except that the discount will be only 10% if the market price is less than RMB 80 per kilogram.  Either party may terminate the agreement after Leling JZH has recouped its investment.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

4             CONCENTRATIONS

During the six months ended December 31, 2009, the Company made sales to only one customer.

Three products represented approximately 54%, 23% and 12% of total sales for the six months ended December 31, 2009.

One product represented approximately 90% of total sales for the three months ended December 31, 2009.

5             SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through February 11, 2010, the date that these financial statements were issued.  There were no material subsequent events as of that date.

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

Results of Operations

Leling Jinzanghuang has entered into a three-year distribution agreement with Shangdong Jinzanghuang to distribute the Tibetan pharmaceutical and health products it manufactures. In November 2008, we advanced $510,516 to Shangdong Jinzanghuang for the production of products, which usually take one to two months. When our fiscal year ended on June 30, 2009, most of that advance had been converted into inventory, which includes both goods in our warehouse and goods delivered to our customers.  In the first three months of the current fiscal year, we advanced additional funds to Shangdong Jinzanghuang, bringing the balance of advances to $109,484 as of December 31, 2009.  These additional advances will again be liquidated through future purchases from Shangdong Jinzanghuang.  As our business grows, we expect the balance of advances to swell proportionately.

Our sales during the fiscal quarter and six months ended December 31, 2009 remained relatively low, as we lack the capital necessary to fund a market surge.  Sales during the quarter ended December 31, 2009 totaled $323,536 and sales during the six months ended December 31, 2009 totalled $548,486, all of which arose from the distribution of the products provided by Shangdong Jinzanghuang, and all of which were made to one customer, a sub-distributor for our products. After deducting our cost of sales, we achieved a gross profit margin of 32% for the three months and 28% for the six months ended December 31, 2009.  During the period from initiation of our operations in September 2008 to December 31, 2008 we recorded no sales.

During the period from November 20, 2008 to December 31, 2008 we incurred $93,310 in general and administrative expenses.  Most of those expenses were incurred in relation to our efforts to complete a reverse merger of Beijing Taibodekang into a US public shell corporation.  During the quarter ended December 31, 2009, however, our general and administrative expenses totaled $60,958.  During the six months then ended, general and administrative expenses totaled $145,428.   The growth in these expenses primarily reflects the expenses resulting from our new status as a reporting public company, as well as the fact that there were only two months of operations in the period ended December 31, 2008.    We expect our selling, general and administrative expenses to increase in proportion to the increase in our business activity in the coming periods.

Because our sales volume was low during the three and six month periods ended December 31, 2009, our gross profit was not significantly larger than our administrative expenses.  As a result, our business generated only $25,843 in net income during the quarter ended December 31, 2009 and generated a consolidated net loss of $7,769 during the six months ended December 31, 2009.  The Entrusted Management Agreements provide, however, that Beijing Taibodekang will receive only 95% of the net profits and suffer 95% of the net losses generated by Leling Jinzanghuang.  The remaining 5% will inure to the benefit of the owners of Leling Jinzanghuang.  For that reason, we attributed $2,489 in net income for the three months and $2,665 in net income for the six months (5% of Leling Jinzanghuang’s total net income for the periods) to noncontrolling interests.

Liquidity and Capital Resources

To date, Leling Jinzanghuang has been funded by the contribution of our registered capital made by Leling Jinzanghuang’s four founders: Wang Shuxiang, Zhen Yilin, Yang An, and Kong Ruifen.  In addition, Mr. Xue Bangyi contributed the capital required by Tibet Medicine, Inc. in order to accomplish its reverse merger into the Company.  As a result, at December 31, 2009, we had no bank or other debt.

In May 2009, we purchased a building for our operations.  The purchase price was approximately equal to the capital contributions of our founders.  As a result, we had a working capital deficit at June 30, 2009 totaling $88,723.  The deficit occurred because the expenses we incurred to initiate our business had not, as of June 30, 2009, been recaptured through sales, and the cash received from sales had been reinvested in inventory and advances to suppliers.  During the quarter ended September 30, 2009, our principal shareholders made an additional capital contribution of $738,808, most of which we applied to satisfy our accrued expenses and liabilities.  As a result of that contribution, at December 31, 2009 our working capital had grown to $683,702.

Our business plan contemplates that we will obtain $5 million to $10 million in additional capital during 2010.  The funds are needed in order to:

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: February 19, 2010	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer