Form 10-Q
period 2010-03-31
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2010-05-17
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

May 6, 2010
Common Voting Stock: 40,645,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

TABLE OF CONTENTS

Page(s)

Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and June 30, 2009	2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-8

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash	$58,307	$25,115
Accounts receivable	-	32,759
Inventory	327,037	326,937
Advance to supplier	219,658	146,399
Contract deposit	146,800	-
Prepaid expenses and other sundry current assets	54,394	15,830
TOTAL CURRENT ASSETS	806,196	547,040

PROPERTIES AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND AMORTIZATION	579,461	586,000

TOTAL ASSETS	$1,385,657	$1,133,040

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other sundry current liabilities	$109,541	$635,763

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	109,541	635,763

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,645,063 shares issued and outstanding	40,645	40,645
Additional paid-in capital	1,263,083	490,117
Accumulated deficit	(95,015)	(60,009)
Accumulated other comprehensive income	1,747	(3)

TOTAL STOCKHOLDERS' EQUITY OF JINZANGHUANG TIBET PHARMACEUTICALS, INC.	1,210,460	470,750

NONCONTROLLING INTEREST IN SUBSIDIARY	65,656	26,527

TOTAL STOCKHOLDERS' EQUITY	1,276,116	497,277

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,385,657	$1,133,040

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2010	2009	2010	2009

SALES	$61,888	$-	$610,374	$-

COSTS of SALES	49,393	-	441,109	-

GROSS PROFIT	12,495	-	169,265	-

COSTS AND EXPENSES
General and Administrative Expenses	38,502	32,323	183,930	125,633

INCOME (LOSS) BEFORE INCOME TAX	(26,007)	(32,323)	(14,665)	(125,633)

INCOME TAX (CREDIT)	(1,199)	-	17,912	-

NET LOSS	(24,808)	(32,323)	(32,577)	(125,633)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(236)	(4,110)	2,429	(4,110)

NET LOSS ATTRIBUTABLE TO THE COMPANY	(24,572)	(28,213)	(35,006)	(121,523)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	385	(175)	1,750	(32)

COMPREHENSIVE LOSS	(24,187)	(28,388)	(33,256)	(121,555)

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$-	$-	$36	$-

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(24,187)	$(28,388)	$(33,292)	$(121,555)

Basic and diluted earnings per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	40,645,063	40,645,063	40,645,063	40,645,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	NINE MONTHS ENDED MARCH 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss attributable to the Company	$(35,006)	$(121,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interests	2,429	21,525
Depreciation and amortization	6,539	-
Cash used in operating assets and liabilities:
Accounts receivable	32,804
Inventory	570	(663,130)
Advance to supplier	(72,910)	(137,588)
Contract deposit	(146,800)
Prepaid exenses and other sundry current assets	(38,403)	(12,183)
Accounts payable	-	352,593
Accrued expenses and other sundry current liabilities	(559,657)	32,733
NET CASH USED IN OPERATING ACTIVITIES	(810,434)	(527,573)

FINANCING ACTIVITIES:
Proceeds of loan from shareholder	33,741
Contribution from minority interest	36,700
Capital contribution	772,966	530,762
NET CASH PROVIDED BY FINANCING ACTIVITIES	843,407	530,762

EFFECT OF EXCHANGE RATE ON CASH	219	(32)

INCREASE (DECREASE) IN CASH	33,192	3,157

CASH - BEGINNING OF PERIOD	25,115	-

CASH - END OF PERIOD	$58,307	$3,157

Supplemental disclosures of cash flow information:
Cash paid for income tax	$17,335	$-

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

1              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

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

MARCH 31, 2010

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

For variable interest entities, we assess the terms of our interest in each entity to determine if we are the primary beneficiary as prescribed by ASC 810. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. In accordance with ASC 810, Leling JZH is considered a variable interest entity (“VIE”).

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

MARCH 31, 2010

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

In June 2009, FASB established the Accounting Standards Codification TM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures. Adoption of the Codification did not have a material impact on the Company’s results of operations or financial position.

3              CONTRACT DEPOSIT

In August 2009 Leling JZH entered into a 10 year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($146,800 if translated at the March 31, 2010 exchange rate) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  All of the honeysuckle that is produced on that acreage and that meets quality standards will be purchased by Leling JZH at negotiated prices that will be 25% below the wholesale market price, except that the discount will be only 10% if the market price is less than RMB 80 per kilogram.  Either party may terminate the agreement after Leling JZH has recouped its investment.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

4              CONCENTRATIONS

During the nine months ended March 31, 2010, the Company made sales to only one customer.

Three products represented approximately 58%, 20% and 11% of total sales for the nine months ended March 31, 2010.

One product represented approximately84% of total sales for the three months ended March 31, 2010.

5              SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through the date that these financial statements were issued.  There were no material subsequent events as of that date.

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

Results of Operations

Leling Jinzanghuang has entered into a three-year distribution agreement with Shangdong Jinzanghuang to distribute the Tibetan pharmaceutical and health products it manufactures. In November 2008, we advanced $510,516 to Shangdong Jinzanghuang for the production of products, which usually take one to two months. When our fiscal year ended on June 30, 2009, most of that advance had been converted into inventory, which included both goods in our warehouse and goods delivered to our customers.  In the first nine months of the current fiscal year, we advanced additional funds to Shangdong Jinzanghuang, bringing the balance of advances to $219,658 as of March 31, 2010.  These additional advances will again be liquidated through future purchases from Shangdong Jinzanghuang.  As our business grows, we expect the balance of advances to swell proportionately.

Our sales during the fiscal quarter and nine months ended March 31, 2010 remained relatively low, as we lack the capital necessary to fund a market surge.  Sales during the quarter ended March 31, 2010 totaled $61,888 and sales during the nine months ended March 31, 2010 totaled $610,374 , all of which arose from the distribution of the products provided by Shangdong Jinzanghuang, and all of which were made to one customer, a sub-distributor for our products. After deducting our cost of sales, we achieved a gross profit margin of 20% for the three months and 28% for the nine months ended March 31, 2010.  During the period from initiation of our operations in September 2008 to March 31, 2009 we recorded no sales.

During the period from November 20, 2008 to March 31, 2009 we incurred $125,633 in general and administrative expenses.  Most of those expenses were incurred in relation to our efforts to complete a reverse merger of Beijing Taibodekang into a US public shell corporation.  During the quarter ended March 31, 2010, however, our general and administrative expenses totaled $38,502.  During the nine months then ended, general and administrative expenses totaled $183,930.   The growth in these expenses primarily reflects the expenses resulting from our new status as a reporting public company, as well as the fact that there were only five months of operations in the period ended March 31, 2009.    We expect our selling, general and administrative expenses to increase in proportion to the increase in our business activity in the coming periods.

Because our sales volume was low during the three and nine month periods ended March 31, 2010, our gross profit was less than our administrative expenses.  As a result, our business generated a net loss of $24,808 during the quarter ended March 31, 2010 and generated a consolidated net loss of $32,577 during the nine months ended March 31, 2010.  The Entrusted Management Agreements provide, however, that Beijing Taibodekang will receive only 95% of the net profits and suffer 95% of the net losses generated by Leling Jinzanghuang.  The remaining 5% will inure to the benefit of the owners of Leling Jinzanghuang.  For that reason, we attributed $236 of the net loss for the three months (5% of Leling Jinzanghuang’s total net loss for the period) to noncontrolling interests, and credited $2,429 of Leling Jinzanghuang’s net income for the nine months ending March 31, 2010 to the noncontrolling interest.  This reduced the net loss attributable to the Company’s shareholders for the three month period and increased the net loss attributable to the Company’s shareholders for the nine month period.

Liquidity and Capital Resources

To date, Leling Jinzanghuang has been funded by the contribution of our registered capital made by Leling Jinzanghuang’s four founders: Wang Shuxiang, Zhen Yilin, Yang An, and Kong Ruifen.  In addition, Mr. Xue Bangyi contributed the capital required by Tibet Medicine, Inc. in order to accomplish its reverse merger into the Company.  As a result, at March 31, 2010, we had no bank or other debt.

In May 2009, we purchased a building for our operations.  The purchase price was approximately equal to the capital contributions of our founders.  As a result, we had a working capital deficit at June 30, 2009 totaling $88,723.  The deficit occurred because the expenses we incurred to initiate our business had not, as of June 30, 2009, been recaptured through sales, and the cash received from sales had been reinvested in inventory and advances to suppliers.  During the nine months ended March 31, 2010, our principal shareholders made an additional capital contribution of $772,966, most of which we applied to satisfy our accrued expenses and liabilities.  As a result of that contribution, at March 31, 2010 our working capital had grown to $696,655.

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

Item 1A .              Risk Factors

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: May 17, 2010	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer