Form 10-K
period 2010-06-30
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2010-09-28
CIK 910832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____ No ____

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer ____ Small reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of December 31, 2009, the aggregate market value of the common stock held by non-affiliates was $3,358,677, based upon the closing price on December 31, 2009 of $.10 per share.

As of September 28, 2010, there were 40,665,063 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section 1A of this Report,entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Jinzanghuang Leling is a sales company. Leling Jinzanghuang was founded in November 2008 under the laws of the People’s Republic of China with registered capital of 3.5 million RMB ($513,450). Registered capital increased to 8.5 million RMB (approximately $1,250,000) AS OF June 30, 2010.  Leling Jinzanghuang’s executive offices and operations are located at Fu Qian Road South End (Westside), Leling City, Shandong Province, in eastern China. Leling Jinzanghuang engages in the distribution of the pharmaceutical and nutraceutical products that Tibetans have used for centuries to treat diseases and facilitate health. The distributed products are classified by  Leling Jinzanghuang in three major categories: pharmaceuticals, therapeutic supplements, and dietary supplements.  Tibetan medicine is a centuries-old medical system that employs a complex approach to diagnosis, incorporating techniques such as pulse analysis and urinalysis, and utilizes behavior and dietary modification. By synthesizing knowledge from various medical systems, Tibetans created an approach to medicine drawn from thousands of years of empirical knowledge and intuition about the nature of health and illness. Since practitioners of Tibetan medicine seek to treat diseases in a natural way, Tibetan pharmaceuticals are usually composed of natural materials, particularly the herbs and minerals found in the high-latitude, low-temperature, and pollution-free environment of Tibet.  Practitioners have demonstrated the benefits of Tibetan medicine in treating diseases of the human respiratory system, digestive system, cardiovascular system, kinematic system, and skin. Until recently, however, the primitive manufacturing techniques used in traditional Tibetan medicine prevented its integration into modern medical practice.  With the incorporation of modern techniques into the production process, however, Tibetan medicine is being gradually recognized along with Chinese traditional medicine as a medical system parallel to western medicine.

           Currently, our only market is within China, where Tibetan medicine is classified as one type of Chinese traditional medicine, a pharmaceutical industry that exists in China parallel to western medicine in China.  The Chinese have long perceived and accepted traditional Chinese medicine as a safe and effective solution to diseases, having the advantage of causing fewer side effects than western medicine, due to the natural ingredients used.  With the improvement of living standards in China, the revenues of the health care industry have been substantially increased in recent decades which has also stimulated the domestic demands for Tibetan medicine.

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

In 2006, the overall revenues of the 19 major Tibetan pharmaceutical companies in the Tibet Autonomous Region were 623 million RMB ($92,846,498).  We believe, moreover, that the supply of Tibetan medicine in China’s domestic market falls short of demand, which presents a considerable market potential. Furthermore, as Chinese traditional medicine is gradually recognized in the international medical community as an alternative way to treat diseases, there is a potential international market for Tibetan medicine and nutritious products as well. Our business plan, therefore, contemplates that in the future we will export a small portion of our products to several foreign counties, including Russia and South Korea, where Tibetan medicine is well accepted.

Product Lines

The 13 Tibetan health products that Leling Jinzanghuang currently distributes are among those Tibetan medicines made with modern drug manufacturing techniques. The manufacturing equipment and techniques used by our supplier are certified under China’s national standards of Good Manufacturing Practice (GMP), and are in compliance with applicable regulations of the SFDA, which regulates both the pharmaceutical and the nutraceutical industries in China. The automatic production and testing processes used by our supplier assure the accurate execution of the formula and the quality and quantity of the products. Moreover, the strict quality control and inspection procedures performed in the supplier’s state-of-the-art laboratories assure the quality of our distributed products.

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

Marketing

We sell our products through sales agents.  During the year ended June 30, 2010 we had seven sales agents, four of whom worked under term contracts.  All of our sales agency contracts have expired, however, and we are currently working to engage new sales agents.

Our business plan contemplates that we will supplement our sales agent network by establishing 600 franchise stores throughout China by the end of 2013.  At present, however, we do not have any committed franchise contracts.  We plan to train our agents and franchisees to improve their product knowledge and sales skills. We also plan to advertise our products through national and local television networks, major newspapers and magazines, and on major Chinese internet platforms.  Finally, we plan to sell our product directly to customers by the use of a membership discount program and an online e-commerce platform.

Through the above efforts, we hope that we can establish our own branded name in the distribution of Tibetan pharmaceutical products in both the domestic and the international market.  All of these plans, however, and the extent to which we can implement them will depend on our success in obtaining working capital for our business.

Our Suppliers

Currently, all of the products that Leling Jinzanghuang distributes are manufactured by one supplier: Shandong Jinzanghuang (Tibet) Pharmaceutical Co., Ltd. (“Shandong Jinzanghuang”), which is located approximately five kilometers from our offices. We entered into a three-year distribution contract with Shandong Jinzanghuang on November 21, 2008.  The agreement does not give us exclusive marketing rights; however Shandong Jinzanghuang has only one other distributor and has informed us that it does not intend to develop any other marketing channels.  Xue Bangyi, our Chief Executive Officer, is also the Chief Executive Officer of Shandong Jinzanghuang.

The agreement provides that Shandong Jinzanghuang will deliver products (FOB the Shandong Jinzanghuang warehouse) in response to orders received from Leling Jinzanghuang, which has the right to distribute the products throughout China. The agreement gives Shandong Jinzanghuang the right to fix the price it charges to us, although it is required to provide us timely notice of any price increase. In addition, Shandong Jinzanghuang retains ownership of all of the patent right, trademark right, and other intellectual property rights related to the sold products. Under this agreement, each party has the right to terminate the contract, provided that 60-day written notice in advance is given to the other party.

Although we have a strong relationship with Shandong Jinzanghuang, we recognize that dependence on a single supplier entails significant risks.  For that reason, we intend to develop additional suppliers for Tibetan health products or other Chinese traditional medicine products. There are over 100 Tibetan pharmaceutical manufacturing companies in China that we can approach as potential suppliers.

The principal raw materials used for the production of our distributed products are natural plants and minerals located in the Qing Tibetan Plateau, which extends across Tibet and Yunnan Province. To ensure a sufficient supply of raw materials, Shandong Jinzanghuang has developed multiple raw material purchase spots in Changdu and Lizhi City in the Tibetan Autonomous Region and in Di Qin City in Yunnan Province. All the raw materials used by Shandong Jinzanghuang are tested by experts to ensure their quality.

Intellectual Property

Shandong Jinzanghuang has one patent application pending with Chinese State Intellectual Property Agency: patent application number: 200710113118.5 (application date: 09/25/2007), which covers the technique for manufacturing the Yu Gan Zi Capsule.

The primary protection of our intellectual property is through trade secrets.  Shandong Jinzanghuang has engaged as its chief pharmacist Luoga Renboqie, who is responsible for supervision of the production of the products.  “Living Buddha Luoga” is considered to be the 17th reincarnated living Buddha in Tibet.  In that position, he has been entrusted with many secret Tibetan medicine formulas, which he incorporates into the Shandong Jinzanghuang products, such as the Foshou Capsule.  The association of our products with the Living Buddha Luoga provides us a distinct competitive advantage.

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

At the present time, our products have obtained the following certifications:

▪	Dietary Supplements:

San Qi Capsule (SFDA Health Certificate Number: G20050232).

•	Nutraceuticals:

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

Our competitive advantages include the proprietary product portfolio owned by our current supplier and association with the Living Buddha Luoga.  Shandong Jinzanghuang has exclusive rights to distribute these products, and we are its primary distributor.  Nevertheless, we will face substantial competition from our competitors in  theTibetan pharmaceutical industry due to the similar products and competitive prices.

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

Currently, we rely on one supplier, Shandong Jinzanghuang, for the products we distribute.  Shandong Jinzanghuang has the right to decide the wholesale prices at which it will sell products to us.  If Shandong Jinzanghuang found it necessary to increase our wholesale prices, we would be faced with the choice of suffering reduced profit margins or passing along the increases in our prices to our customers.  Since our business has a low profit margin, a reduction of our margins could substantially affect our results of operations. On the other hand, increasing the price for our products would reduce our competitiveness.  Therefore, until we develop additional sources for our products, our reliance on one supplier puts the welfare of our business at risk.

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

Our ability to compete effectively depends on our ability to distinguish our products from those of our competitors.  A primary distinction on which we intend to rely is the availability to Shandong Jinzanghuang of the Tibetan formulae known only to its chief pharmacist.  We will rely on trade secret laws and restrictions on disclosure to protect our intellectual property rights. Unauthorized use of our formulae could damage our ability to compete effectively.  At the same time, the appearance of counterfeit products on the market could also damage our marketing program.  Policing the unauthorized use of proprietary technology and the appearance of counterfeit products can be difficult and expensive.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                DESCRIPTION OF PROPERTY

 Our executive offices and marketing operations are located on Kaiyuan Avenue, Leling City, Shandong Province, P. R. China, in the same building as is used by Shandong Jinzanghuang .  Our portion of the building has a total usable area of 50 square meters.    The office will be adequate for our operations for the foreseeable future.

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

ITEM 4.                RESERVED

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
	Bid
Quarter Ending	High	Low
September 30, 2008	$.25	$.15
December 31, 2008	$.15	$.10
March 31, 2009	$.10	$.10
June 30, 2009	$.10	$.10

September 30, 2009	$.10	$.10
December 31, 2009	$.75	$.10
March 31, 2010	$1.01	$.10
June 30, 2010	$1.01	$.10

(b) Shareholders

On September 26, 2010 there were 292 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2010.

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

(e)  Sale of Unregistered Securities

Jinzanghuang did not effect any unregistered sales of equity securities during the 4th quarter ended June 30, 2010.

 (f) Repurchase of Equity Securities

Jinzanghuang did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter ended June 30, 2010.

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

Results of Operations

Leling Jinzanghuang has entered into a three-year distribution agreement with Shandong Jinzanghuang to distribute the Tibetan pharmaceutical and health products it manufactures.  From time to time we advance funds to Shandong Jinzanghuang for the production of products, which usually take one to two months. As of June 30, 2010, we had $305,557 in inventory purchased in this fashion, and the balance of our advances to Shandong Jinzanghuang was $239,555, against which we will take additional inventory in the next year.

During the year ended June 30, 2010, Leling Jinzanghuang had sales revenue of $642,158, all of which came from the sale of products purchased from Shandong Jinzanghuang.  In the prior fiscal year, which ended on June 30, 2009, our sales had been only $456,957.  However the prior period had been a partial year, as our operations commenced in November 2008.  The lack of growth in our level of sales arises primarily from our lack of capital assets, which limits our marketing program, and from the inconsistency of our distribution network, as we have engaged and then replaced several sales agents since our operations began.

In both fiscal years, our gross margin was approximately 28%.  Since we purchase all of our products under contract with Shandong Jinzanghuang, this level of margin will persist until we expand the sources for our products.

During the period ended June 30, 2010 we incurred $237,552 in general and administrative expenses, an increase of 32% from the general and administrative expenses incurred in the year ended June 30, 2009.   The general and administrative expenses resulting from our business operations in China were relatively low during the year ended June 30, 2010, due to the relatively low level of our operations.  We expect our selling, general and administrative expenses to increase in proportion to the increase in our business activity in the coming periods.

Because our sales volume was low during the year ended June 30, 2010, our gross profit was inadequate to fund our administrative expenses.  As a result, our business generated a net loss before minority interest of $67,842.  The Entrusted Management Agreements provide, however, that Beijing Taibodekang will receive only 95% of the net profits and suffer 95% of the net losses generated by Leling Jinzanghuang.  The remaining 5% will inure to the benefit of the owners of Leling Jinzanghuang.  For that reason, we report a minority interest in our financial statements.  For the recent period, the minority interest reduced our portion of Leling Jinzanghuang’s net loss by $434.  When Leling Jinzanghuang begins to realize profits, the minority interest will reduce our net income from that operation by 5%.

Liquidity and Capital Resources

To date, Leling Jinzanghuang has been funded by the contribution of our registered capital made by Leling Jinzanghuang’s four founders: Wang Shuxiang, Zhen Yilin, Yang An, and Kong Ruifen.  In addition, Mr. Xue Bangyi contributed the capital required by Tibet Medicine, Inc.  As a result, at June 30, 2010, we had no bank or other debt.  Although our operations during fiscal year 2010 consumed $206,854 in cash, the entirety of that amount, as well as the $591,537 used for purchase of new facilities, was contributed by our founders.

Our working capital at June 30, 2009 totalled $670,858. The primary components of that sum are inventory ($305,557) and advance to supplier ($239,555).  In the past, these items have been funded, in part, by advances that our customers made to us for goods.  When our delivery of goods met the requirements for revenue recognition, we would debit both inventories and customer advances, and the net profit on the sale would be credited to accumulated deficit.  At June 30, 2010, however, we had no customer advances. The realization of revenue from our capital assets, therefore, may not occur as quickly as in past periods.

Included in working capital at June 30, 2010 was an advance payment to our supplier in the amount of $239,555. The recipient of this advance payment is our primary source of distributed products. To maintain a long-term relationship with our vendors, we need to make advances one to two month ahead. The advances to the supplier are interest free.

Our business plan contemplates that we will obtain $5 million to $10 million in additional capital during 2010 and 2011.  The funds are needed in order to:

•	Relocate our headquarters from Shandong to Beijing, where we will have greater access to marketing channels;

•	Implement our direct marketing program, including development of an online presense;

•	Acquire the rights to pharmaceuticals and nutraceuticals that will complement our existing product line;

•	Carry on clinical trials of pharmaceuticals required to obtain SFDA approval;

•	Establish franchisees throughout China; and

•	Implement an advertising and marketing program adequate to assure us of substantial market presence.

Our plan is to sell a portion of our equity in order to obtain the necessary funds, which will reduce the equity share of our existing shareholders.  To date, however, we have received no commitment from any source for funds.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended June 30, 2010, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  That was the determination, noted in Note 5 in the Notes to Financial Statements, that we would establish a 100% valuation allowance with respect to our net operating loss carryforward.  We made that determination because it is uncertain that we will realize taxable income in the future against which we could offset the NOL.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of June 30, 2010 and 2009.

F-3	Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Years Ended June 30, 2010 and 2009.

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2010 and 2009.

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2010 and 2009.

F-6 to F-12	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the board of directors
Jinzanghuang Tibet Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Jinzanghuang Tibet Pharmaceuticals, Inc. as of June 30, 2010 and 2009 and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended June 30, 2010 and period from inception (November 20, 2008) to June 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jinzanghuang Tibet Pharmaceuticals, Inc. as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the year ended June 30, 2010 and the period from inception (November 20, 2008) to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
September 27, 2010

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	JUNE 30,	June 30,
	2010	2009

CURRENT ASSETS:
Cash	$42,184	$25,115
Accounts receivable	-	32,759
Inventory	305,557	326,937
Advance to supplier	239,555	146,399
Contract deposit	132,570	-
Prepaid expenses and other sundry current assets	15,351	11,712
Deferred tax assets	15,092	4,118
TOTAL CURRENT ASSETS	750,309	547,040

PROPERTIES AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION AND AMORTIZATION	576,762	586,000

TOTAL ASSETS	$1,327,071	$1,133,040

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other sundry current liabilities	$79,451	$635,763

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	79,451	635,763

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value,
300,000,000 shares authorized,
40,665,063 and 40,645,063 shares issued and outstanding
at June 30, 2010 and 2009, respectively	40,665	40,645

Additional paid-in capital	568,077	490,117
Accumulated deficit	(128,285)	(60,009)
Accumulated other comprehensive income (loss)	3,556	(3)

TOTAL STOCKHOLDERS' EQUITY OF JINZANGHUANG TIBET PHARMACEUTICALS, INC.	484,013	470,750

NONCONTROLLING INTEREST IN SUBSIDIARY	763,607	26,527

TOTAL STOCKHOLDERS' EQUITY	1,247,620	497,277

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,327,071	$1,133,040

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		THE PERIOD FROM
		INCEPTION
	FOR THE YEAR ENDED	(NOVEMBER 20, 2008)
	JUNE 30,	TO JUNE 30,
	2010	2009

SALES	$642,158	$456,957

COSTS of SALES	463,928	327,427

GROSS PROFIT	178,230	129,530

COSTS AND EXPENSES
General and Administrative Expenses	237,552	180,823

LOSS BEFORE INCOME TAX	(59,322)	(51,293)

INCOME TAX	8,520	7,826

NET LOSS	(67,842)	(59,119)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	434	890

NET LOSS ATTRIBUTABLE TO THE COMPANY	(68,276)	(60,009)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	7,205	(3)

COMPREHENSIVE LOSS	(61,071)	(60,012)

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,646	-

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(64,717)	$(60,012)

Basic and diluted earnings per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	40,657,830	40,645,063

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	COMMON		ADDITIONAL		OTHER	TOTAL
	STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	EQUITY OF	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	THE COMPANY	INTERESTS	TOTAL

BALANCE -November 20, 2008	-	$-	$-	$-	$-	$-	$-	$-

Capital contribution, including
Capital contributed to VIE	40,645,063	40,645	490,117			530,762		530,762
Noncontrolling interests						-	26,527	26,527
Net loss				(60,009)		(60,009)		(60,009)
Foreign currency translation adjustments					(3)	(3)		(3)

BALANCE - June 30, 2009	40,645,063	40,645	490,117	(60,009)	(3)	470,750	26,527	497,277

Common stock issued for services	20,000	20	2,580			2,600		2,600
Capital contribution to VIE			-			-	733,000	733,000
Capital contribution			75,380			75,380		75,380
Net loss				(68,276)		(68,276)	434	(67,842)
Foreign currency translation adjustments					3,559	3,559	3,646	7,205

BALANCE - JUNE 30, 2010	40,665,063	$40,665	$568,077	$(128,285)	$3,556	$484,013	$763,607	$1,247,620

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

		THE PERIOD FROM
		INCEPTION
	FOR THE YEAR ENDED	(NOVEMBER 20, 2008)
	JUNE 30,	TO JUNE 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(68,276)	$(60,009)
Adjustments to reconcile net loss to net cash used
in operating activities:
Net income attributable to noncontrolling interests	434	890
Depreciation and amortization	16,775	-
Deferred tax	(10,974)	-
cash used in operating assets and liabilities:
Accounts receivable	32,938	(32,759)
Inventory	23,166	(326,937)
Advance to supplier	(92,357)	(146,399)
Contract deposit	(132,570)	-
Prepaid exenses and other sundry current assets	(3,553)	(15,830)
Accrued expeses and other sundry current liabilities	27,563	49,763
NET CASH USED IN OPERATING ACTIVITIES	(206,854)	(531,281)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(591,537)	-
NET CASH USED IN INVESTING ACTIVITIES	(591,537)	-

FINANCING ACTIVITIES:
Contribution from non-controlling interest	733,000	25,637
Capital contribution	75,380	530,762
NET CASH PROVIDED BY FINANCING ACTIVITIES	808,380	556,399

EFFECT OF EXCHANGE RATE ON CASH	7,080	(3)

INCREASE IN CASH	17,069	25,115

CASH - BEGINNING OF PERIOD	25,115	-

CASH - END OF PERIOD	$42,184	$25,115

Supplemental disclosures of cash flow information:
Cash paid for income tax	$22,995	$11,922

Supplemental disclosures of noncash investing and financing transactions:
Issuance of common stock for service provided	$2,600	$-

Non-cash investing activities:
Acquisition of property charged to accrued expenses	$0	$586,000

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010

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

If the Company’s customer distribution agreements contain clauses that grant the customer the right to return or exchange products, the Company accounts for sales to these distributors under the guidance of ASC 605-15-25 Sale of Product When Right of Return Exists.   If the Company does not have sufficient historical evidence of customer acceptance, it recognizes revenue when the return provisions lapse. When the Company has sufficient historical evidence of customer acceptance it recognizes revenue upon shipment.

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

Accounts Receivable

Accounts receivables represent customer accounts receivables. Reserve for bad debts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. There is no bad debt expense recorded for the years ended June 30, 2010 or 2009.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the weighted average method.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.

On May 10, 2009, Leling JZH entered into an agreement to purchase a building and land lease for an aggregate cost of RMB4,000,000 (approximately $586,000), which was paid in July 2009.

Deferred income taxes

The Company accounts for income taxes in accordance with with the FASB Codification Topic 740-10-25 (“ASC 740-10-25”)which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740-10-25 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair value of financial instruments

 The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, advance to suppliers, other payables and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no such additional common shares available for dilution purposes as of June 30, 2010 and 2009.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Level 1 and 2, separate disclosures of purchases, sales, issuance, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2011); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2010-06 on its financial statements.

In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

2              CONTRACT DEPOSIT

In August 2009 Leling JZH entered into a 10 year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($149,031 if translated at June 30, 2010 exchange rate) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  All of the honeysuckle that is produced on that acreage and that meets quality standards will be purchased by Leling JZH at negotiated prices that will be 25% below the wholesale market price, except that the discount will be only 10% if the market price is less than RMB 80 per kilogram.  Either party may terminate the agreement after Leling JZH has recouped its investment. The contract deposit is amortized over the life of the contract using straight line method.

3              ADVANCES TO SUPPLIER

The Company made interest free advances one supplier for the purchase of its material.

4              PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of June 30,
	2010	2009

Buildings	$589,200	$586,000
Office equipments	4,337	-
	593,537	586,000

Less: accumulated depreciation	16,774

Property, plant and equipment, net	$576,762	$586,000

5             TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2010 and 2009 to the Company's effective tax rate is as follows:

	June 30 2010		June 30 2009
	Rate	Amount	Rate	Amount
U.S.statutory income tax	(35%)	$(20,763)	(35%)	$(17,952)
Tax rate difference between US and China	（7%）	（4,045)	10%	5,129
NOL from U.S with 100% valuation allowance	59%	34,920	40%	20,649
Tax exempt income and expenses, net	(3)%	(1,592)	-	-
Actual consolidated income tax	14%	$8,520	15%	$7,826

The provision for income taxes are summarized as follows:

	June 30 2010	June 30 2009
Current – foreign	$19,494	$7,826
Deferred – foreign	(10,974)	-
Deferred - United States	(34,920)	20,649
Valuation allowance - United States	34,920	(20,649)
Total	$8,520	$7,826

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of June 30, 2010 are as follows:

	June 30 2010	June 30 2009
Deferred tax assets	-	-
NOL carryforward	$56,826	$20,649
Management fee	$4,404
Amortization of contract deposit	$3,670
Accrued expenses	$10,623	$4,118
Gross deferred tax assets	$75,523	$24,767
Valuation allowance	$(55,569)	$(20,649)
Total deferred tax assets	$19,954	$4,118
Deferred tax liabilities	-	-
Management fee	$(4,404)	-
Prepaid expenses	$(458)	-
Total deferred tax liabilities	$(4,862)	-
Net deferred tax assets	$15,092	$4,118

6              CONCENTRATIONS

During the period from inception (November 20, 2008) to June 30, 2009, there were three customers to whom the Company made sales representing over 10% of its revenue for the period.  The customers accounted for 40%, 30% and 19% of revenue for the period.

For the year ended June 30, 2010, sales to one customer represented 93% of total sales.

Two products represented approximately 37% and 24% of total sales for the period from inception (November 20, 2008) to June 30, 2009.

Three products represented approximately 54%、20% and 11% of total sales for the year ended June 30,2010.

7             COMMITMENTS AND CONTINGENCIES

(a)        Operating lease commitment

The Company leases buildings under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending June 30:
2011	$4,065
2012	3,948
2013	884

Remaining operating lease payments	-
Total future minimum operating lease payments	$8,897

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

8             SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through, the date that these financial statements were issued.  There were no material subsequent events as of that date.

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

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2010.

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

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are:

Name	Age	Positions with the Company	Director Since
Xue Bangyi	52	Chairman, Chief Executive Officer	2009
Wang Shuxiang	54	Director, Executive Vice President	2009
Vincent DeFilippo	38	Director, Chief Operations Officer	2010
Eva Deng	44	Director, Chief Financial Officer	2010
Luan Dahai	46	Director, Vice President	2010
Liu Min	50	Director, Vice President	2010
Bai Xiaosong	48	Director, Vice President	2010

XUE BANGYI. Since 2006 Mr. Xue has been employed as Chairman of Shandong Jinzanghuang (Tibet) Pharmaceuticals Co., Ltd., which is involved in the manufacture and distribution of pharmaceutical and nutraceutical products based on traditional Tibetan medical principles. Shandong Jinzanghuang is the principal supplier of the products marketed by the Registrant’s subsidiary.  From 1996 until 2006 Mr. Xue was employed as General Manager of Qunming Railway Resources Co., which manufactured equipment in China. Mr. Xue was awarded a degree in Economics and Management by the Wuhan College of Finance.

WANG SHUXIANG. From November 2008 until July 2009, Mr. Wang was employed as Chief Executive Officer of Leling Jinzanghuang, the Registrant’s subsidiary. Since 2002, Mr. Wang has been employed as Operational Manager of Shandong Jinzanghuang. From 1998 to 2002, Mr. Wang was the Ethics Chair for the Discipline Division of the Health Department of Leling City, Shandong Province. In 1994, Mr. Wang was awarded a degree in Finance Accounting by Shandong College of Economics.

VINCENT DEFILIPPO.  Mr. DeFilippo brings to the Company almost twenty years of experience in investment banking.  Since 2008 Mr. DeFilippo has been employed as Chief Operations Officer by Newport Coast Securities Corp. in Newport Beach, California.  From 2007 to 2008 Mr. DeFilippo was employed as Vice President of Operations by John Thomas Financial in New York City.  From 2004 to 2007 he was employed as Branch Manager, with responsibility for residential and commercial loans, by International Mortgage & Real Estate in Beverly Hills.  From 2002 to 2004 Mr. DeFilippo was employed as Vice President of Investment by Broadway Growth Strategies in New York City.  From 1992 to 2002 he was employed as Assistant to the Investment Manager by Lighthouse Capital in New York City.  Mr. DeFilippo was awarded a degree with a concentration in finance and investment by Bernard Baruch College.

 EVA DENG.  Ms. Deng brings to the Company nearly twenty years experience in financial management and accounting.  Since 2008 Ms. Deng has been employed as Chief Financial Officer of Beijing Lepro Seva Technology Development Co., Ltd.  From 2006 to 2008 Ms. Deng was employed as Chief Financial Officer of Ambow Education Holding, Ltd. in China.  From 2004 to 2006 she was employed as Chief Financial Officer of Global InfoTech Company, a software developer.  From 1994 to 2003 Ms. Deng was employed as in the Beijing Office of Deloitte China, first as Senior Auditor and then as Auditing Manager.  Ms. Deng is a member of The Association of Chartered Certified Accountants.  In 1991 she was awarded a Bachelor Degree with concentrations in economics and management by Beijing University of Agriculture.

LUAN DAHAI.  Since 2010 Mr. Luan has been employed as President by both Leling Jinzanghuang and Shandong Jinzanghuang.  From 1998 to 2007 Mr. Luan was employed as General President of Liaoning Jiangfeng Co., Ltd.  Prior to undertaking that position, Mr. Luan had 15 years of executive experience in China.  He brings to the board extensive experience in marketing and sales, both domestically and internationally.  In 1984 Mr. Luan was awarded a Bachelor Degree with a concentration in Enterprise Management by the Northeast Normal University.

 LIU MIN.  Since 2009 Ms. Liu has been employed as Vice President by both Leling Jinzanghuang and Shandong Jinzanghuang.  From 2007 to 2009 Ms. Liu was employed as Vice President by Jilin Huangfeng Ginseng Group Corporation.  From 2005 to 2007 Ms. Liu was employed as Vice President by Tianshanqi Pharmaceutical Group Corporation.  From 2003 to 2005 she was employed as Marketing Director by Chengzi Group of Singapore.  From 2000 to 2002 Ms. Liu was employed as Business Controller by the Amway Corporation in the United States.  Prior to taking that position, Ms. Liu had several years of employment as an accountant.  She brings to the Board extensive experience in financial management and a familiarity with the Chinese national finance system.  In 1986 Ms. Liu was awarded a degree with a concentration in industrial accounting by the Broadcast and Television University of Jilin Province.

BAI XIAOSONG.  Mr. Bai joined Leling Jinzanghuang in 2010 as Vice President of Sales.  From 2007 to 2010 he was employed as Vice President by Shanghai Ruiying Chemical Co., Ltd.  From 1992 to 2001 Mr. Bai was employed by Hengfa Property Company as Engineer, with responsibilities for property management.  Mr. Bai brings to the Board over 25 years of experience in management.  In 1989 Mr. Bai was awarded a degree with a concentration in mechanics by the Harbin University of Science and Technology (formerly Harbin College of Electrical Engineering.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee.

Our Board of Directors was very small until last month, when we expanded to seven members.  Therefore, we have not yet constituted an audit committee, a compensation committee or a nominating committee.  Decisions regarding nominations to the Board will be made by all currently-serving members of the Board.  The Board has determined that Eva Deng meets the qualifications to serve as our  audit committee financial expert, by reason of her experience in public accounting.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2010, except that none of the members of our board of directors has filed a Form 3.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the companies that are currently subsidiaries of Jinzanghuang to Xue Bangyi for services rendered in all capacities to the Company during the year ended June 30, 2010.  Mr. Xue was the Company’s Chief Executive Officer from July 8, 2009 to date.  The table also sets forth the compensation paid to Wang Shuxiang for service as Chief Executive Officer during the year ended June 30, 2009. There was no officer whose salary and other compensation for the year exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
XUE BANGYI	2010	$8,772	--	--	--	--
WANG SHUXIANG	2009	$8,772	--	--	--	--

Employment Agreements

All of our officers and directors serve on an at-will basis, and none has entered into employment contracts with the company.

Compensation of Directors

The Board of Directors has not adopted any compensation arrangements for its members.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended June 30, 2010 and those options held by him on June 30, 2010.

Option Grants in the Last Fiscal Year
	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Xue Bangyi	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended June 30, 2010 and held by them unvested at June 30, 2010.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Xue Bangyi	--	--

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

There are 40,665,063 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Xue Bangyi	4,429,359	10.9%
Wang Shuxiang	2,648,935	6.5%
Vincent DeFilippo	0	-
Eva Deng	0	-
Luan Dahai	0	-
Liu Min	0	-
Bai Xiaosong	0	-
All officers and directors as a group (7 persons)	7,078,294	17.6%
________________________________
(1)           Except as otherwise noted, each shareholder’s address is c/o Fu Qian Road South End (Westside), Leling City, Shandong Province, P. R. China.

(2)           Except as otherwise noted, all shares are owned of record and beneficially.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Xue Bangyi is the Chairman of the Board of Jinzanghuang Tibet Pharmaceuticals.  Xue Bangyi is also the President of Shandong Jinzanghuang, which is the sole supplier of products distributed by Leling Jinzanghuang.  Details regarding the relationship between the companies is set forth earlier, in the description of the business of Leling Jinzanghuang.

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

Audit Fees

Paritz & Company, P.A. billed $30,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2010.Paritz & Company, P.A. billed $30,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2009.

Audit-Related Fees

Paritz & Company, P.A. billed $0 to the Company during 2010 and 2009 for assurance and related services that are reasonably related to the performance of the 2010 audit or the 2009 audit or review of the quarterly financial statements.

Tax Fees

Paritz & Company, P.A. billed $0 to the Company during fiscal 2010 and fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz & Company, P.A. billed $0 to the Company in fiscal 2010 and fiscal 2009 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Paritz & Company, P.A..

Subcontracted Services

All work on Paritz’ engagement to audit the Company’s financial statements for the year ended June 30, 2010 was performed by full-time permanent employees of Paritz.

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3-a	Certificate of Incorporation - filed as an exhibit to the Registration Statement on Form 10 filed on May 22, 2008 and incorporated herein by reference.

3-a(1)	Certificate of Amendment to Certificate of Incorporation - filed as an exhibit to the Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference.

3-b	Amended and Restated Bylaws - filed as an exhibit to the Registration Statement on Form 10 filed on May 22, 2008 and incorporated herein by reference.

10-a	Exclusive Technical Service and Business Consulting Agreement dated January 4, 2009 between Beijing Beijing Taibodekang Co., Ltd. and Leling Jinzanghuang Biotech Co., Ltd.(1)

10-b	Share Pledge Agreement dated January 4, 2009 among Beijing Beijing Taibodekang Co., Ltd., the equity owners in Leling Jinzanghuang Biotech Co., Ltd. and Leling Jinzanghuang Biotech Co., Ltd. (1)

10-c	Call Option Agreement dated January 4, 2009 between Beijing Beijing Taibodekang Co., Ltd. and the equity owners in Leling Jinzanghuang Biotech Co., Ltd. (1)

10-d	Proxy Agreement dated January 4, 2009 between Beijing Beijing Taibodekang Co., Ltd., the equity owners in Leling Jinzanghuang Biotech Co., Ltd., and Leling Jinzanghuang Biotech Co., Ltd. (1)

21	Subsidiaries – Tibet Medicine, Inc., a Delaware corporation
Leling Jinzanghuang Biotech Co., Ltd., a PRC corporation

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Rule 13a-14(b) Certifications

_______________

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on September 10, 2010and incorporated herein by reference.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: September 28, 2010	/s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Xue Bangyi	September 28, 2010
Xue Bangyi
Director, Chief Executive Officer

/s/ Eva Deng	September 28, 2010
Eva Deng, Chief Financial and Accounting Officer, Director

/s/ Wang Shuxiang	September 28, 2010
Wang Shuxiang
Director, Executive Vice President

/s/ Vincent DeFilippo	September 28, 2010
Vincent DeFilippo
Director, Chief Operations Officer

/s/ Luan Dahai	September 28, 2010
Luan Dahai
Director, Vice President

/s/ Liu Min	September 28, 2010
Liu Min
Director, Vice President

/s/ Bai Xiaosong	September 28, 2010
Bai Xiaosong
Director, Vice President