Form 10-Q
period 2010-09-30
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2010-11-12
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

NOVEMBER 03, 2010
Common Voting Stock: 40,665,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

TABLE OF CONTENTS

Page(s)

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and June 30, 2010	2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Three Months Ended September 30, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-7

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS:
Cash	$30,192	$42,184
Accounts receivable	14,371	-
Inventory	285,941	305,557
Advance to supplier	250,944	239,555
Prepaid expenses and other sundry current assets	13,453	15,351
Deferred tax assets	22,025	15,092
TOTAL CURRENT ASSETS	616,926	617,739

LONT-TERM ASSETS:
Property and equipment, net of accumulated depreciation and amortization	581,494	576,762
Long-term contract	130,988	132,570
TOTAL LONG-TERM ASSETS	712,482	709,332

TOTAL ASSETS	$1,329,408	$1,327,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other sundry current liabilities	$86,433	$79,451

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	86,433	79,451

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value,
300,000,000 shares authorized,
40,665,063 shares issued and outstanding	40,665	40,665
Additional paid-in capital	568,077	568,077
Accumulated deficit	(151,299)	(128,285)
Accumulated other comprehensive income	7,414	3,556

TOTAL STOCKHOLDERS' EQUITY OF JINZANGHUANG TIBET PHARMACEUTICALS, INC.	464,857	484,013

NONCONTROLLING INTEREST IN SUBSIDIARY	778,118	763,607

TOTAL STOCKHOLDERS' EQUITY	1,242,975	1,247,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,329,408	$1,327,071

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	THREE MONTHS ENDED September 30,
	2010	2009

SALES	$26,673	$224,950

COSTS of SALES	24,299	171,856

GROSS PROFIT	2,374	53,094

COSTS AND EXPENSES
General and Administrative Expenses	33,879	84,470

LOSS BEFORE INCOME TAX	(31,505)	(31,376)

INCOME TAX (CREDIT)	(6,933)	2,236

NET LOSS	(24,572)	(33,612)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,558)	176

NET LOSS ATTRIBUTABLE TO THE COMPANY	(23,014)	(33,788)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	19,927	1,344

COMPREHENSIVE LOSS	(3,087)	(32,444)

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	16,069	36

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(19,156)	$(32,480)

Basic and diluted earnings per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	40,665,063	40,645,063

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	THREE MONTHS ENDED September 30,
	2010	2009

OPERATING ACTIVITIES:
Net loss attributable to the Company	$(23,014)	$(33,788)
Adjustments to reconcile net loss to net cash used
in operating activities:
Net income(loss) attributable to noncontrolling interests	(1,558)	176
Depreciation and amortization	4,666	7,546
Amortization of long-term contract	3,743	-
Deferred tax	(6,933)	-
cash used in operating assets and liabilities:
Accounts receivable	(14,371)	(11,206)
Inventory	24,594	171,961
Advance to supplier	(7,485)	(102,690)
Contract deposit	-	(146,700)
Prepaid exenses and other sundry current assets	2,144	(9,273)
Accrued expeses and other sundry current liabilities	6,127	(574,328)
NET CASH USED IN OPERATING ACTIVITIES	(12,087)	(698,302)

FINANCING ACTIVITIES:
Contribution from minority interest	-	36,675
Repayment to shareholders	-	(861)
Capital contribution	-	738,808
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	774,622

EFFECT OF EXCHANGE RATE ON CASH	95	702

INCREASE (DECREASE) IN CASH	(11,992)	77,022

CASH - BEGINNING OF PERIOD	42,184	25,115

CASH - END OF PERIOD	$30,192	$102,137

Supplemental disclosures of cash flow information:
Cash paid for income tax	$-	$8,045

See Notes to Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

1                BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed on September 28, 2010.

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

2                BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Jinzanghuang Tibet Pharmaceuticals, Inc. (“the Company”) distributes Tibetan pharmaceutical and nutraceutical products in the People’s Republic of China (“PRC”) through a variable interest entity named Leling Jinzanghuang Biotech Co., Ltd. (“Leling JZH”) .

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

3                LONG-TERM CONTRACT

In August 2009 Leling JZH entered into a 10 year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($149,700 if translated on September 30, 2010 exchange rate) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  All of the honeysuckle that is produced on that acreage and that meets quality standards will be purchased by Leling JZH at negotiated prices that will be 25% below the wholesale market price, except that the discount will be only 10% if the market price is less than RMB 80 per kilogram.  Either party may terminate the agreement after Leling JZH has recouped its investment.  The Company is amortizing the amounts paid on the contract life of 10 years on the straight-line method.

4                 CONCENTRATIONS

During the three months ended September 30, 2009, the Company made sales to only one customer.

Two products represented approximately 50% and 30% of total sales for the three months ended September 30, 2009.

For the three months ended September 30, 2010, sales to two customer represented 54.50% and 45.5% of total sales.

Two products represented approximately 66.63% and 23.70% of total sales for the three months ended September 30, 2010.

5                TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2010 and 2009 to the Company's effective tax rate is as follows:

	September 30 2010		September 30 2009
	Rate	Amount	Rate	Amount
U.S. Statutory rate	(35%)	$(11,026)	(35%)	(10,972)
Tax rate difference between China and U.S.	9%	2,772	(3%)	(894)
NOL from U.S. with 100% valuation allowance	4%	1,321	45%	14,102
Effective tax rate	(22%)	(6,933)	7%	2,236

The provision for income taxes are summarized as follows:

	September 30 2010	September 30 2009
Current – foreign	$-	$302
Deferred – foreign	(6,933)	1,934
Deferred - United States	(1,321)	(14,102)
Valuation allowance - United States	1,321	14,102
Total	$(6,933)	$2,236

6                  SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through the date that these financial statements were issued.  There were no material subsequent events as of that date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A:  “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Results of Operations

In August 2010 Leling Jinzanghuang added six members to its board of directors, so the board now consists of seven directors, namely Xue Bangyi、Wang Shuxiang、Vincent DeFilippo、Eva Deng、Luan Dahai、Liu Min、Bai Xiaosong.  During the period from July to September 2010 the Company carried on its business of selling health protection products and puer tea, which it purchases pursuant to a three-year distribution agreement with Shangdong Jinzanghuang to distribute the Tibetan pharmaceutical and health products it manufactures.  With new management, however, we consider  the market’s prospect to be hopeful.  So the Company is seeking more customers on a step by step basis, and is hopeful of soon producing more profits.
.
Our sales during the fiscal quarter ended September 30, 2010 remained relatively low, as we lack the capital necessary to fund a market surge.  Sales during the quarter totaled $26,673, all of which arose from the distribution of the products provided by Shangdong Jinzanghuang, and all of which were made to two customers. Our cost of sales was $24,299, which gave us a gross profit margin of 8.9%.

For the three months ended September 30, 2010 we incurred $33,879 in general and administrative expenses. Most of those expenses are employee wages and office expenses.

Because our sales volume was low during the quarter ended September 30, 2010, our gross profit was inadequate to fund our administrative expenses.  As a result, our business generated a consolidated net loss of $23,014.The Entrusted Management Agreements provide, however, that Beijing Taibodekang will receive only 95% of the net profits and suffer 95% of the net losses generated by Leling Jinzanghuang.  The remaining 5% will inure to the benefit of the owners of Leling Jinzanghuang.  For that reason, we attributed $1,558 in net loss (5% of Leling Jinzanghuang’s total net loss for the quarter) to noncontrolling interests.

For the three months ended September 30, 2009 sales during the quarter totaled $224,950, all of which arose from the distribution of the products provided by Shangdong Jinzanghuang, and all of which were made to one customer, a sub-distributor for our products. Our cost of sales was $171,856, which gave us a profit margin of 23.6%.  Our revenue for the September 30 2009 quarter was substantially below our revenue of $456,957 during the preceding quarter, which ended on June 30, 2009.  During the June 30 quarter, however, we recorded revenue in the amount of $353,906 from shipments that had occurred during the period from December 2008 through March 2009 but whose revenue recognition had been deferred until a right of return expired.  We no longer provide our customers a right of return; so all of the sales recorded in the quarter ended September 30, 2009 were shipped in that quarter.

For the three months ended September 30, 2009, our gross profit was inadequate to fund our administrative expenses.  As a result, our business generated a consolidated net loss of $33,788.  The Entrusted Management Agreements provide, however, that Beijing Taibodekang will receive only 95% of the net profits and suffer 95% of the net losses generated by Leling Jinzanghuang.  The remaining 5% will inure to the benefit of the owners of Leling Jinzanghuang.  For that reason, we attributed $176 in net income (5% of Leling Jinzanghuang’s total net income for the quarter) to noncontrolling interests.

Liquidity and Capital Resources

To date our operations have been funded by the contributions to capital of our founders.  As a result at September 30, 2010 we had no bank or other debt.

For the three months ended September 30, 2010, net cash used in operating activities was $12,087.  Our working capital at September 30, 2010 totalled $530,493, which means that we are capable of funding a significant expansion from our current level of operations. The primary components of our working capital are inventory at $285,941 and advance to supplier at $250,944.

Included in working capital at September 30, 2010 was an advance payment to our supplier in the amount of $250,944. The recipient of this advance payment is our primary source of distributed products. To maintain a long-term relationship with our vendors, we need to make advances one to two month ahead. The advances to the supplier are interest free.

Our business plan contemplates that we will obtain $5 million to $10 million in additional capital during 2011.  The funds are needed in order to:

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

Item 1A .       Risk Factors

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2010.

Item 6.           Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: NOVEMBER 12 2010	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

Date: NOVEMBER 12 2010	By: /s/ Eva Deng
Eva Deng, Chief Financial and Accounting Officer