Form 10-Q
period 2010-12-31
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2011-02-17
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

February 14,2011
Common Voting Stock: 40,665,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

TABLE OF CONTENTS

Page(s)

Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and June 30, 2010	2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-7

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS:
Cash	$246,793	$42,184
Accounts receivable	243,757	-
Inventory	289,761	305,557
Advance to supplier	254,296	239,555
Prepaid expenses and other sundry current assets	10,164	15,351
Deferred tax assets	19,131	15,092
TOTAL CURRENT ASSETS	1,063,902	617,739

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation and amortization	584,535	576,762
Long-term contract	128,945	132,570
TOTAL LONG-TERM ASSETS	713,480	709,332

TOTAL ASSETS	$1,777,382	$1,327,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other sundry current liabilities	$202,081	$79,451

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	202,081	79,451

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,665,063 shares issued and outstanding at December 31, 2010 and June 30, 2010	40,665	40,665
Additional paid-in capital	568,077	568,077
Retained earnings (Accumulated deficit)	145,021	(128,285)
Accumulated other comprehensive income	16,913	3,556

TOTAL STOCKHOLDERS' EQUITY OF JINZANGHUANG TIBET PHARMACEUTICALS, INC.	770,676	484,013

NONCONTROLLING INTEREST IN SUBSIDIARY	804,625	763,607

TOTAL STOCKHOLDERS' EQUITY	1,575,301	1,247,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,777,382	$1,327,071

See notes to financial statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2010	2009	2010	2009

REVENUE
-Pharmaceutical products	$-	$323,536	$26,673	$548,486
-Services	553,038	-	553,038	-
	553,038	323,536	579,711	548,486

COSTS OF REVENUE
-Pharmaceutical product sales	-	219,860	24,299	391,716
-Services	68,872	-	68,872	-
	68,872	219,860	93,171	391,716

GROSS PROFIT	484,166	103,676	486,540	156,770

COSTS AND EXPENSES
General and Administrative Expenses	64,858	60,958	98,737	145,428

INCOME (LOSS) BEFORE INCOME TAX	419,308	42,718	387,803	11,342

INCOME TAX	106,993	16,875	100,060	19,111

NET INCOME (LOSS)	312,315	25,843	287,743	(7,769)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	15,995	2,489	14,437	2,665

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	296,320	23,354	273,306	(10,434)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	20,011	21	39,938	1,365

COMPREHENSIVE INCOME (LOSS)	316,331	23,375	313,244	(9,069)

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10,512	-	26,581	36

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$305,819	$23,375	$286,663	$(9,105)

Basic and diluted earnings per common share	$0.01	$0.00	$0.01	$(0.00)

Weighted average number of shares outstanding	40,665,063	40,645,063	40,665,063	40,645,063

See notes to financial statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$273,306	$(10,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interests	14,437	2,665
Depreciation and amortization	9,456	7,452
Amortization of long-term contract	7,585	-
Deferred tax	(4,039)	-
Changes in operating assets and liabilities:
Accounts receivable	(243,757)	32,804
Inventory	24,923	(48,664)
Advance to supplier	(7,585)	37,115
Contract deposit	-	(146,700)
Prepaid exenses and other sundry current assets	5,639	(49,644)
Accrued expeses and other sundry current liabilities	121,292	(517,961)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	201,257	(693,367)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(3,345)
NET CASH USED IN INVESTING ACTIVITIES	-	(3,345)

FINANCING ACTIVITIES:
Contribution from minority interest	-	33,741
Repayment to shareholders	-	36,675
Capital contribution	-	738,808
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	809,224

EFFECT OF EXCHANGE RATE ON CASH	3,352	722

INCREASE IN CASH	204,609	113,234

CASH - BEGINNING OF PERIOD	42,184	25,115

CASH - END OF PERIOD	$246,793	$138,349

Supplemental disclosures of cash flow information:
Cash paid for income tax	$-	$2,062

See notes to financial statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

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

2              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Jinzanghuang Tibet Pharmaceuticals, Inc. (“the Company”) distributes Tibetan pharmaceutical and nutraceutical products and provides training service to sauna stores in the People’s Republic of China (“PRC”) through a variable interest entity named Leling Jinzanghuang Biotech Co., Ltd. (“Leling JZH”).

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

Leling JZH was incorporated under the laws of PRC as a limited liability company on November 20, 2008 and is engaged in the distribution of Tibetan pharmaceutical and nutraceutical products and provides training service to sauna stores in the PRC.

Revenue recognition

Revenue for sale of pharmaceutical products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. . If the Company’s customer distribution agreements contain clauses that grant the customer the right to return or exchange products, the Company accounts for sales to these distributors under the guidance of “Revenue Recognition When Right of Return Exists.”   If the Company does not have sufficient historical evidence of customer acceptance, it recognizes revenue when the return provisions lapse. When the Company has sufficient historical evidence of customer acceptance it recognizes revenue upon shipment or delivery.

The company provides training services to sauna stores for product that were sold by the related party pursuant to a joint venture with a related party. The Company recognizes the revenue as the products are used by the sauna store based on a fixed percentage fee for the service.

Shipping and handling costs

All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

3              CONTRACT DEPOSIT

In August 2009 Leling JZH entered into a ten year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($149,250 if translated on December  31, 2010 exchange rate) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  All of the honeysuckle that is produced on that acreage and that meets quality standards will be purchased by Leling JZH at negotiated prices that will be 25% below the wholesale market price, except that the discount will be only 10% if the market price is less than RMB 80 per kilogram.  Either party may terminate the agreement after Leling JZH has recouped its investment. The contract deposit is amortized over the contract period of ten years using straight line method.

4              CONCENTRATIONS

During the six months ended December 31, 2010, the Company sold to 2 customers represented 54.50% and 45.50% of total sales of pharmaceutical products. Two products represented 66.63% and 23.70% of total sales of pharmaceutical products for the six months ended December 31, 2010.

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

The comparison of income tax expense at the U.S. statutory rate of 35% in 2010 and 2009 is as follows:

	December 31 2010	December 31 2009
	Amount	Amount
Income tax under U.S. Statutory rate	$135,731	$3,979
Tax rate difference between China and U.S.	(40,024)	(7,644)
NOL from U.S. with 100% valuation allowance	4,353	22,776
Income tax under Effective tax rate	$100,060	$19,111

The provision for income taxes are summarized as follows:

	December 31 2010	December 31 2009
Current – foreign	$104,099	$20,282
Deferred – foreign	(4,039)	(1,171)
Deferred - United States	(4,353)	(22,776)
Valuation allowance - United States	4,353	22,776
Total	$100,060	$19,111

6              SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through the date that these financial statements were issued.  There were no material subsequent events as of that date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since its formation, Leling Jinzanghuang has been engaged in the distribution of Tibetan pharmaceutical and nutraceutical products manufactured by Shandong Jinzanghuang (Tibet) Pharmaceutical Co., Ltd. (“Shandong JZH”), which is owned by the majority owners of the Company.  Leling Jinzanghuang was founded in November 2008 under the laws of the People’s Republic of China with registered capital of 3.5 million RMB ($513,450).  Leling Jinzanghuang’s executive offices and operations are located at Fu Qian Road South End (Westside), Leling City, Shandong Province, in eastern China. Until October 2010 Leling Jinzanghuang’s entire business was the distribution of the pharmaceutical and nutraceutical products that Tibetans have used for centuries to treat diseases and facilitate health. The distributed products are classified by Leling Jinzanghuang in three major categories: pharmaceuticals, therapeutic supplements, and dietary supplements.

On October 8, 2010, Leling JZH entered into a joint venture with Shandong JZH to market to the sauna store industry.  Leling JZH entered into an agency agreement with Shenyang Jintao Technology Co., Ltd., which has  introduced 50 sauna stores to Shandong JZH and Leling JZH. Shandong JZH sells its Tibetan medicine products to the sauna stores and Leling JZH provides training service to each store to coach how to provide sauna service through using the products sold byShandong JZH. At each month end, each store sends a usage record to Leling JZH. Leling JZH also makes a physical inventory count quarterly to compare remaining inventory with the quantity delivered by Shandong JZH. According to the agreement signed with each store, once products are used, each sauna store will pay 40% of the total sauna service fee to Leling JZH.    This arrangement provides Leling JZH with a revenue stream for which it incurs very little direct cost, as the product manufacture and distribution is entirely the responsibility of Shandong JZH. In addition, entry into this new market has not forced us to incur significant start-up costs, as we have used the same employees and same facilities for the sauna market as carried on our prior product distribution activities.

Results of Operations

Leling Jinzanghuang continues to sell products designed to provide health protection as its base business.  During the six months ended December 31, 2010 it also offered puer tea for sale.  We consider the market prospects to be hopeful; so the Company is seeking more customers step by step.  During the six months ended December 31, 2010, however, product sales remained low, with no sales at all during the quarter ended December 31, 2010, as we lack the capital necessary to fund a market surge.  During the six months ended December 31, 2010 product sales, all of which were made to two customers, contributed only $27,123 to our revenue.  In contrast, during the six months ended December 31, 2009, our sales of products manufactured by Shandong Jinzanghuang yielded $548,486 in revenue.

Our operating results for the three and six month periods ended December 31, 2010 were superior to those of the prior year periods, however, since we introduced a second revenue stream in October 2010.  We now have arrangements with  50 sauna stores, where we have trained the staff to utilize the products they purchase from Shandong JZH in the sauna services they perform.  In exchange for training and advice, we receive 40% of the revenue from the stores.  This new business yielded $553,038 in revenue during the three and six month periods ended December 31, 2010.  The cost of the sales consists almost entirely of the $1,203 per store fee that we pay to Shenyang Jintao Technology Co., Ltd., which serves as our agent in managing this business, plus the salary of our training staff. As a result, our gross margin for the six months ended December 31, 2010 was 84%.  During the six months ended December 31, 2009, we achieved a 28% gross margin.

For the six months ended December 31, 2010 we incurred $98,737 in general and administrative expenses. Most of those expenses are employee wages and office expenses.  During the six months ended December 31, 2009 our general and administrative expenses were $145,428. The improvement in our efficiency from period to period reflects the lower costs involved in the sauna service business, where Shandong JZH and our agent provide most of the marketing services.

As the new business program was introduced, our sales and operating profit both increased sharply. Our net income was $287,743 for the six months ended December 31, 2010, compared to a loss of $7,769 for the six months ended December 31, 2009.  The Entrusted Management Agreements provide, however, that Beijing Taibodekang will receive only 95% of the net profits generated by Leling Jinzanghuang.  The remaining 5% will inure to the benefit of the owners of Leling Jinzanghuang.  For that reason, we attributed $14,437 in net income (5% of Leling Jinzanghuang’s total net income for the six months ended December 31, 2010) to noncontrolling interests.

Liquidity and Capital Resources

To date our operations have been funded by the contributions to capital of our founders.  As a result at December 31, 2010 we had no bank or other debt.

For the six months ended December 31, 2010, our operating activities provided $201,257 in net cash, compared to $693,367 in net cash used during the six months ended December 31, 2009.  The net cash provided in the recent period was approximately equal to our net income, as the increase in our accounts receivable was offset by an increase in accrued expenses plus other miscellaneous contributors to cash flow.

Our working capital at December 31, 2010 totaled $861,821, which means that we are capable of funding a significant expansion from our current level of operations.  Included in working capital at December 31, 2010 was an advance payment to our supplier in the amount of $254,296. The recipient of this advance payment is Shandong JZH, our primary source of distributed products, from whom we expect to purchase products in the future when we are able to fund an expansion of our product sales efforts. To maintain a long-term relationship with our vendors, we need to make advances months ahead. The advances to the supplier are interest free.

Our business plan contemplates that we will obtain $5 million to $10 million in additional capital during 2010 and 2011.  The funds are needed in order to:

●	Relocate our headquarters from Shandong to Beijing, where we will have greater access to marketing channels;

●	Implement our direct marketing program, including development of an online presence;

●	Acquire the rights to pharmaceuticals and nutraceuticals that will complement our existing product line;

●	Carry on clinical trials of pharmaceuticals required to obtain SFDA approval;

●	Establish franchisees throughout China; and

●	Implement an advertising and marketing program adequate to assure us of substantial market presence.

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: February17, 2011	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

Date: February 17, 2011	By: /s/ Eva Deng
Eva Deng, Chief Financial and Accounting Officer