Form 10-Q
period 2011-03-31
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2011-05-16
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

May 16, 2011
Common Voting Stock: 40,665,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

TABLE OF CONTENTS

Page(s)

Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and June 30, 2010	2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2011 and 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-7

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash	$1,036,932	$42,184
Accounts receivable	513,867	-
Inventory	290,716	305,557
Advance to supplier	255,134	239,555
Prepaid expenses and other current assets	58,862	15,351
Deferred tax assets	9,012	15,092
TOTAL CURRENT ASSETS	2,164,523	617,739

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation and amortization	584,992	576,762
Contract deposit	125,565	132,570
TOTAL LONG-TERM ASSETS	710,557	709,332

TOTAL ASSETS	$2,875,080	$1,327,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$415,626	$79,451

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	415,626	79,451

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value,
300,000,000 shares authorized,
40,665,063 shares issued and outstanding
at March 31, 2011 and June 30, 2010, respectively	40,665	40,665
Additional paid-in capital	568,077	568,077
Retained earnings (Accumulated deficit)	964,188	(128,285)
Accumulated other comprehensive income	34,764	3,556

TOTAL STOCKHOLDERS' EQUITY OF JINZANGHUANG TIBET PHARMACEUTICALS, INC.	1,607,694	484,013

NONCONTROLLING INTEREST IN SUBSIDIARY	851,760	763,607

TOTAL STOCKHOLDERS' EQUITY	2,459,454	1,247,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,875,080	$1,327,071

See Notes to Consolidated Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2011	2010	2011	2010

REVENUE
-Pharmaceutical products	$-	$61,888	$26,997	$610,374
-Services	1,329,240	-	1,881,954	-
	1,329,240	61,888	1,908,951	610,374

COSTS OF REVENUE
-Pharmaceutical products	-	49,393	24,594	441,109
-Services	63,436	-	132,013	-
	63,436	49,393	156,607	441,109

GROSS PROFIT	1,265,804	12,495	1,752,344	169,265

COSTS AND EXPENSES
General and Administrative Expenses	113,489	38,502	212,226	183,930

INCOME (LOSS) BEFORE INCOME TAX	1,152,315	(26,007)	1,540,118	(14,665)

INCOME TAX (CREDIT)	289,451	(1,199)	389,511	17,912

NET INCOME (LOSS)	862,864	(24,808)	1,150,607	(32,577)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	43,697	(236)	58,134	2,429

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	819,167	(24,572)	1,092,473	(35,006)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	21,289	385	61,227	1,750

COMPREHENSIVE INCOME (LOSS)	840,456	(24,187)	1,153,700	(33,256)

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,438	-	30,019	36

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$837,018	$(24,187)	$1,123,681	$(33,292)

Basic and diluted earnings per common share	$0.02	$(0.00)	$0.03	$(0.00)

Weighted average number of shares outstanding, basic and diluted	40,665,063	40,645,063	40,665,063	40,645,063

See Notes to Consolidated Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	NINE MONTHS ENDED MARCH 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss attributable to the Company	$1,092,473	$(35,006)
Adjustments to reconcile net loss to net cash used
in operating activities:
Net income attributable to noncontrolling interests	58,134	2,429
Depreciation and amortization	14,320	6,539
Amortization of long-term contract	11,415	-
Deferred tax	6,080	-
Changes in operating assets and liabilities:
Accounts receivable	(513,867)	32,804
Inventory	25,005	570
Advance to supplier	(7,610)	(72,910)
Contract deposit	-	(146,800)
Prepaid exenses and other current assets	(43,009)	(38,403)
Accrued expenses and other current liabilities	334,673	(559,657)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	977,614	(810,434)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,364)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,364)	-

FINANCING ACTIVITIES:
Contribution from minority interest	-	36,700
Proceeds of loan from shareholders	-	33,741
Capital contribution	-	772,966
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	843,407

EFFECT OF EXCHANGE RATE ON CASH	20,498	219

INCREASE (DECREASE) IN CASH	994,748	33,192

CASH - BEGINNING OF PERIOD	42,184	25,115

CASH - END OF PERIOD	$1,036,932	$58,307

Supplemental disclosures of cash flow information:
Cash paid for income tax	$100,447	$17,335

See Notes to Consolidated Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011, or any other period.

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

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are presented in U.S. Dollars.

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

2              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Jinzanghuang Tibet Pharmaceuticals, Inc. (“the Company”) distributes Tibetan pharmaceutical and nutraceutical products and provides training service to sauna stores in the People’s Republic of China (“PRC”) through a variable interest entity named Leling Jinzanghuang Biotech Co., Ltd. (“Leling JZH”).  Leling JZH was incorporated under the laws of PRC as a limited liability company on November 20, 2008.

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

The accounting effect of the Entrusted Management Agreements between Beijing Taibodekang and Leling JZH is to cause the balance sheets and financial results of Leling JZH to be consolidated with those of Beijing Taibodekang, with respect to which Leling JZH is now a variable interest entity.  Since the parties to the Entrusted Management Agreements were both controlled by Xue Bangyi, who is CEO of both Beijing Taibodekang and Leling JZH, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Leling JZH since its inception.

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

The Company provides training services to sauna stores for products that were sold by the related party pursuant to a joint venture with a related party. The Company recognizes the revenue as the products are used by the sauna store based on a fixed percentage fee for the service.
Shipping and handling costs

All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

3              CONTRACT DEPOSIT

In August 2009 Leling JZH entered into a ten year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($152,200 if translated on March 31, 2011 exchange rate) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  All of the honeysuckle that is produced on that acreage and that meets quality standards will be purchased by Leling JZH at negotiated prices that will be 25% below the wholesale market price, except that the discount will be only 10% if the market price is less than RMB 80 per kilogram.  Either party may terminate the agreement after Leling JZH has recouped its investment. The contract deposit is amortized over the contract period of ten years using straight line method.

4              CONCENTRATIONS

During the nine months ended March 31, 2011, the Company’s sales to 2 customers represented 54.50% and 45.50% of total sales of pharmaceutical products. Two products represented 66.63% and 23.70% of total sales of pharmaceutical products for the nine months ended March 31, 2011.

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

The comparison of income tax expense at the U.S. statutory rate of 35% in 2011 and 2010 is as follows:

	Nine months ended,
	March 31 2011	March 31 2010
	Amount	Amount
Income tax under U.S. Statutory rate	$539,041	$(5,123)
Tax rate difference between China and U.S.	(155,804)	(7,165)
NOL from U.S. with 100% valuation allowance	6,274	30,200
Income tax under Effective tax rate	$389,511	$17,912

The provision for income taxes are summarized as follows:

	March 31 2011	March 31 2010
Current – foreign	$383,431	$21,219
Deferred – foreign	6,080	(3,307)
Deferred - United States	(6,274)	(30,200)
Valuation allowance - United States	6,274	30,200
Total	$389,511	$17,912

6              SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through the date that these financial statements were issued.  There were no material subsequent events as of that date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A:  “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

On October 8, 2010, Leling JZH entered into a joint venture with Shandong JZH to market to the sauna store industry.  Leling JZH entered into an agency agreement with Shenyang Jintao Technology Co., Ltd.(Jintao), pursuant to which Jintao  introduced 50 sauna stores to Shandong JZH and Leling JZH. Shandong JZH sells its Tibetan medicine products to the sauna stores and Leling JZH provides training service to each store to coach how to provide sauna service through using the products sold by Shandong JZH. Leling JZH pays Jintao RMB 8,000 ($1,176) for each store Jintao introduced under the initial contract. At each month end, each store sends a usage record to Leling JZH. Leling JZH also makes a physical inventory count quarterly to compare remaining inventory with the quantity delivered by Shandong JZH. According to the agreement signed with each store, once products are used, each sauna store will pay 40% of the total sauna service fee to Leling JZH.

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

On December 30, 2010, Leling JZH signed an additional agreement with Jintao, pursuant to which Jintao introduced an additional 50 sauna stores to Shandong JZH and Leling JZH for a fee of  RMB 8,500 ($1,250) per store. The services provided by Leling JZH under the supplemental agreement are the same as are provided to the first 50 stores, but the stores will pay 40% or 35% depending on location.

Results of Operations

Leling JZH intends to continue in the business of selling health care products, which was its original .  During the nine months ended March 31, 2011 Leling JZH also offered puer tea for sale.  We consider the market prospects to be hopeful; so the Company is seeking more customers step by step.  During the nine months ended March 31, 2011, however, product sales remained low, with no sales at all during the quarter ended March 31, 2011, as we focused attention on our new sauna store service business.  By comparison, during the three months ended March 31, 2010, our sales of products manufactured by Shandong JZH yielded $61,888 in revenue. During the nine months ended March 31, 2011 product sales, all of which were made to two customers, contributed only $26,997 to our revenue.  In contrast, during the nine months ended March 31, 2010, our sales of products manufactured by Shandong JZH yielded $610,374 in revenue.

Our operating results for the three and nine month periods ended March 31, 2011 were superior to those of the prior year periods, however, since we introduced a second revenue stream in October 2010.  We now have arrangements with 100 sauna stores, where we have trained the staff to utilize the products they purchase from Shandong JZH in the sauna services they perform.  In exchange for training and advice, we receive 40% or 35% of the revenue from the stores.  This new business yielded $1,329,240 and $ 1,881,954 in revenue during the three and nine month periods ended March 31, 2011.  During the three months ended March 31, 2011 and 2010, the cost of products sales was $0 and $49,393 respectively. During the nine months ended March 31, 2011 and 2010, the cost of products sales was $24,594 and $441,109. The cost of the sales mainly consists of the salary and any expenses related to our training staffs. During the three months ended March 31, 2011 and 2010, the cost of sauna service was $63,436 and $0. During the nine months ended March 31, 2011 and 2010, the cost of sauna service was $132,013 and $0. As a result, our gross margin for the nine months ended March 31, 2011 was 92%.  During the nine months ended March 31, 2010, we achieved a 28% gross margin.

Our general and administrative expenses during the three months ended March 31, 2011  were $113,489, an increase of $74,987 from the $38,502 in general and administrative expenses we incurred in the three months ended March 31, 2010. Most of those expenses are employee wages and office expenses.  For the nine months ended March 31, 2011 we incurred $212,226 in general and administrative expenses, which represented only a 15% increase over general and administrative expenses during the nine months ended March 31, 2010.  The fact that we have been able to increase revenue several-fold with only a modest increase in our general and administrative expenses  reflects the lower costs involved in the sauna service business, where Shandong JZH and our agent provide most of the marketing services.

As the new business program was introduced, our sales and operating profit both increased sharply. For the three months ended March 31, 2011, our net income was $862,864 comparing a loss of $24,808 for the three months ended March 31, 2010. Our net income was $1,150,607 for the nine months ended March 31, 2011, compared to a loss of $32,576 for the nine months ended March 31, 2010.  The Entrusted Management Agreements provide, however, that Beijing Taibodekang will receive only 95% of the net profits generated by Leling Jinzanghuang.  The remaining 5% will inure to the benefit of the owners of Leling Jinzanghuang.  For that reason, we attributed $43,697 and $236 in net income and loss (5% of Leling Jinzanghuang’s total net income for the three months ended March 31, 2011 and 2010) to noncontrolling interests.  For the nine months ended March 31, 2011 and 2010, we attributed $58,134 and $2,429 in net income to noncontrolling interests.

Liquidity and Capital Resources

To date our operations have been funded by the contributions to capital by our founders.  As a result, at March 31, 2011 we had no bank or other debt.

For the nine months ended March 31, 2011, our operating activities provided $977,614 in net cash, compared to $810,434 in net cash used during the nine months ended March 31, 2010.  The net cash provided in the recent period was slightly lower than our net income, as the increase in our accounts receivable was partially offset by an increase in accrued expenses.

Our working capital at March 31, 2011 totaled $1,748,897, which means that we are capable of funding a significant expansion from our current level of operations.  Included in working capital at March 31, 2011 was an advance payment to our supplier in the amount of $255,134. The recipient of this advance payment is Shandong JZH, our primary source of distributed products, from whom we expect to purchase products in the future when we are able to fund an expansion of our product sales efforts. To maintain a long-term relationship with our vendors, we need to make advances months ahead. The advances to the supplier are interest free.

Our business plan contemplates that we will obtain $5 million to $10 million in additional capital during the coming year.  The funds are needed in order to:

●	Implement our direct marketing program, including development of an online presence;

●	Acquire the rights to pharmaceuticals and nutraceuticals that will complement our existing product line;

●	Carry on clinical trials of pharmaceuticals required to obtain SFDA approval;

●	Establish franchisees throughout China; and

●	Implement an advertising and marketing program adequate to assure us of substantial market presence.

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: May 16, 2011	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

Date: May 16, 2011	By: /s/ Eva Deng
Eva Deng, Chief Financial and Accounting Officer