Form 10-K
period 2011-06-30
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2011-10-14
CIK 910832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

Leling Economic Development Zone, Kaiyuan East Blvd., Dezhou, Shandong, P.R.China 253600
(Address of principal executive offices)

86-534-2111-962
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  √     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge, in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer     Non-accelerated filer     Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of December 31, 2010, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was $19,816,193, based upon the closing price on December 31, 2010 of $0.59 per share.

As of October 12, 2011, there were 40,665,063 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.                BUSINESS

Jinzanghuang Tibet Pharmaceuticals, Inc. is a Delaware corporation with no business operations and only one asset:  a wholly-owned subsidiary named Tibet Medicine, Inc.  Tibet Medicine, Inc., likewise, is a Delaware corporation with no business operations and only one asset: 100% of the registered capital of Beijing Taibodekang Consulting Co., Ltd., a Wholly Foreign Owned Entity organized under the laws of the People’s Republic of China (“Beijing Taibodekang”).  Beijing Taibodekang has no assets other than cash, but it does have a business operation, namely the management of Leling Jinzanghuang Biotech Co., Ltd. (“Leling Jinzanghuang”), which is also organized under the laws of the People’s Republic.  Beijing Taibodekang carries out that management pursuant to the terms of four agreements that it made on January 4, 2009 with Leling Jinzanghuang and with the equity owners in Leling Jinzanghuang.  Collectively, the agreements provide Beijing Taibodekang exclusive control over the business of Leling Jinzanghuang.  The relationship is one that is generally identified as “entrusted management.” As a result of that relationship, the financial statements of Leling Jinzanghuang are consolidated with the Company’s financial statements in this Report.

At times throughout this Report we will use the term “Company” to refer to the four entities mentioned above as a single entity, which is a consolidated entity for financial reporting purposes.  References to the “business of the Company” and the like, however, all refer to the business carried out by Leling Jinzanghuang, which is the only one of the four consolidated entities that carries on business operations.

Leling Jinzanghuang was founded in November 2008 under the laws of the People’s Republic of China with registered capital of 3.5 million RMB ($549,105). Registered capital increased to 8.5 million RMB (approximately $1,333,542) as of June 30, 2010.  Leling Jinzanghuang’s executive offices and operations are located in Leling City, Shandong Province, in eastern China.

Leling Jinzanghuang was organized to facilitate the distribution of pharmaceutical and nutraceutical products manufactured by Shandong Jinzanghuang (Tibet) Pharmaceutical Co., Ltd. (“Shandong Jinzanghuang”), a company primarily owned and managed by the Company’s CEO, which utilizes the principles of Tibetan medicine in developing its products.  Until October 2010 Leling Jinzanghuang served as a distributor of the Shandong Jinzanghuang products.  Since October 2010 Leling Jinzanghuang has devoted its attention to a program of marketing the Shandong Jinzanghuang products for use by sauna stores in China.  The program currently includes 150 sauna stores as customers.

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

Within China, Tibetan medicine is classified as one type of Chinese traditional medicine, a pharmaceutical industry that exists parallel to western medicine in China.  The Chinese have long perceived and accepted traditional Chinese medicine as a safe and effective solution to diseases, having the advantage of causing fewer side effects than western medicine, due to the natural ingredients used.  With the improvement of living standards in China, the revenues of the health care industry have been substantially increased in recent decades, which has also stimulated the domestic demands for Tibetan medicine.

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

Sauna Stores

From November 2008, when it was first organized, until October 2010 Leling Jinzanghuang served as a distributor for 13 Tibetan health products manufactured by Shandong Jinzanghuang.  Despite efforts, the Company was unable to develop the distribution network necessary to support growth in sales.  In October 2010, therefore, Leling Jinzanghuang took a new direction.  In that month Leling Jinzanghuang entered into a Cooperative Trial Operation Agreement with Shenyang Jintao Technology Co. (“Jintao”).  The agreement provided that Jintao would initially introduce 50 sauna stores to Leling Jinzanghuang, and Leling Jinzanghuang would pay Jintao a fee of 8,000 Renminbi ($1,255) for each store with which it contracted.  Since that time, Jintao has introduced an additional 100 sauna stores to Leling Jinzanghuang, and been paid fees in that approximate amount for each of the 150 stores that are now participating in the program.
Leling Jinzanghuang and Shandong Jinzanghuang have entered into a one-year Tripartite Cooperation Agreement with each of the sauna stores.  The Tripartite Cooperation Agreement provides that each month the store will purchase directly from Shandong Jinzanghuang a supply of Tibetan medicine-based pharmaceuticals specially developed to be integrated with the health and beauty programs offered by the sauna store.  After training and advice by Leling Jinzanghuang, the sauna store resells the products to their customers.  At the end of each month, Leling Jinzanghuang takes an inventory of the sales by each store, and charges the store a fee based on its monthly sales.  The fee paid by a sauna store to Leling Jinzanghuang equals 35% or 40% of the store’s revenue from sale of the Shandong Jinzanghuang products.

The primary function of Leling Jinzanghuang in this program is to provide information flow between the sauna stores and Shandong Jinzanghuang. Among the services provided by Leling Jinzanghuang are the following:

•       Leling Jinzanghuang provides the staff of each sauna store training and direction regarding the use of the Shandong Jinzanghuang products.

•
Leling Jinzanghuang discusses with each sauna store the effect of weather and physical location on the efficacy of the products, and consults with Shandong Jinzanghuang regarding adjustments to the products’ ingredients to suit local and seasonal requirements.

•
Leling Jinzanghuang discusses with each sauna store the product requests made by the store and/or its customers, and provides this information to Shandong Jinzanghuang to enable it to develop new products to meet the demand.

The products involved in the program are among those Tibetan medicines made with modern drug manufacturing techniques. The manufacturing equipment and techniques used by Shandong Jinzanghuang are certified under China’s national standards of Good Manufacturing Practice (GMP), and are in compliance with applicable regulations of the Chinese Food and Drug Administration (“SFDA”), which regulates both the pharmaceutical and the nutraceutical industries in China. The automatic production and testing processes used by Shandong Jinzanghuang assure the accurate execution of the formula and the quality and quantity of the products. Moreover, the strict quality control and inspection procedures performed in Shandong Jinzanghuang’s state-of-the-art laboratories assure the quality of the products used by the sauna stores.

Currently, eight products designed for use in a sauna bath are included in the program:

Zhu Yan Qing Shen San, which is used to offset the effects of eating fatty foods by lowering blood lipid and cholesterol levels.  Zhu Yan Qing Shen San is also believed to delay the effects of senility.

Mi Zong Xiao Ban San, which increases dermal blood circulation, thereby facilitating the absorption of nutrition by the skin, reducing the effects of wrinkling and acne.

Liang Yan Yang Sheng San is a nutritional supplement for women in the menstrual period or the gestation period, or who are otherwise subject to periods of weakness.  Liang Yan Yang Sheng San also aids in reducing wrinkling and skin discoloration.

Wu He Yang Sheng Powder boosts women’s immune systems and aids in the absorption of nutrients.  The Powder is beneficial in offsetting fatigue and providing improved overall physical function.

Run Fu Zhu Yan San is a multi-faceted treatment for skin, providing moisture, resisting wrinkles, reducing hypersensitivity, and whitening the skin.  Run Fu Zhu Yan San also serves as a tooth whitener.

Zi Yin Yang Xue Bao is a nutrient supplement that is beneficial for kidney function.  It is also believed to delay senility and whiten skin.

Yang Yan Hu Xin Bao improves heart function and increases circulation in the limbs.  Yang Yan Hu Xin Bao is believed to help prevent sudden heart failure.

Huo Xue Qin Xin Bao is a combination of herbal compounds that provides an overall tonic for the body.  Huo Xue Qin Xin Bao invigorates blood circulation, aids in pulmonary function, helps to regulate menstruation, and aids in treatment of arthralgia and pheumatalgia.  It also whitens skin and improves skin texture.

Manufacturing

All of the products used in the sauna store program are manufactured by Shandong Jinzanghuang , whose manufacturing facility is located approximately five kilometers from our offices. Xue Bangyi, our Chief Executive Officer, is also the Chief Executive Officer of Shandong Jinzanghuang.

The principal raw materials used for the production of the products are natural plants and minerals located in the Qing Tibetan Plateau, which extends across Tibet and Yunnan Province. To ensure a sufficient supply of raw materials, Shandong Jinzanghuang has developed multiple raw material purchase spots in Changdu and Lizhi City in the Tibetan Autonomous Region and in Di Qin City in Yunnan Province. All the raw materials used by Shandong Jinzanghuang are tested by experts to ensure their quality.

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

The products used in our sauna store program are exempt from regulation by the SFDA because they are applied to the skin and are not ingested.  Nevertheless, because Shandong Jinzanghuang also manufactures many nutraceutical products that are regulated by the SFDA, Shandong Jinzanghuang applies the best practices used in manufacturing its regulated products to the manufacture of its unregulated products, such as the sauna solutions used in our sauna store program.

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

Our competitive advantages include our unique business model of marketing to sauna stores, as well as the proprietary product portfolio owned by Shandong Jinzanghuang.  Nevertheless, we can expect to face substantial competition from our competitors in theTibetan pharmaceutical industry as news of the success of our sauna store marketing program inspires new entrants into the market.

Employees

Presently, we have twelve full-time employees.

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

Leling Jinzanghuang was organized in November 2008.  Some members of our management had prior experience marketing the products of Shandong Jinzanghuang when they were employed by that company.  The extrapolation of that experience into a marketing business on the magnitude contemplated by Leling Jinzanghuang will place significant demands on our management, and on our operational and financial infrastructure. The problems of growth have been compounded by our recent revision to the business plan, which now focuses solely on sauna stores, a market with which we have no prior experience.  If we do not effectively manage our operations, the quality of our marketing program will suffer, which would negatively affect our operating results. If the necessary funding can be obtained, we will be able to improve our operational, financial and management controls and our reporting systems and procedures. The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable. Problems may occur with our product acquisition, and with our ability to sell our products to our customers. If we are not able to obtain the necessary funding and operate efficiently, our business plan may fall short of its goals, and our ability to manage our growth could be hurt.

If we were unable to enforce the terms of the entrusted management agreements between Beijing Taibodekang and Leling Jinzanghuang, we would have no business operations.

All of our business activities are carried out by Leling Jinzanghuang.  All of the assets shown on our balance sheet, other than a portion of the cash, are owned by Leling Jinzanghuang.  However, Jinzanghuang Tibet Pharmaceuticals, Inc., the U.S. public company owned by our shareholders, does not own any equity in Leling Jinzanghuang.  Instead, we consolidate the assets and results of operations of Leling Jinzanghuang with the financial statements of Jinzanghuang Tibet Pharmaceuticals by reason of a set of four contracts.  Those contracts transfer 95% of the benefits and responsibilities of the operations of Leling Jinzanghuang to a wholly-owned subsidiary of Jinzanghuang Tibet Pharmaceuticals.  As a result, under U.S. accounting principles, Leling Jinzanghuang is deemed to be a variable interest entity with respect to that subsidiary, and so is a consolidated entity within the Company.  Our entitlement to those benefits, however, depends on our ability to enforce the agreements between our subsidiary, Beijing Taibodekang, and Leling Jinzanghuang.  If a dispute arose between those entities that could not be resolved amicably, we would have to resort to a court or arbitration tribunal in the People’s Republic of China to secure our rights with respect to Leling Jinzanghuang.  We are not aware, however, of any reported decisions regarding the enforceability of agreements of this sort under the laws of the PRC.  It is possible, therefore, that the Chinese tribunal would decide that the agreements were not enforceable, either as a matter of national policy or for some other reason.  If that were to occur, Jinzanghuang Tibet Pharmaceuticals, Inc. would have no business operations or assets, and its outstanding common stock would be essentially worthless.

                A recession in China could significantly hinder our growth.

The success of our efforts to introduce Tibetan pharmaceuticals and nutraceuticals in China will depend on continuation of recent improvements in the Chinese economy and the amount of disposable income available to the Chinese population.  If money becomes tight, individuals will be less willing to pay extra for the benefits offered by our products.  In recent years, China’s economy has suffered the effects of the worldwide liquidity crisis, and many financial commentators expect a recession to occur in China in the near future.  The occurrence of a serious recession could significantly hinder our efforts to implement our business plan.

We operate in a highly competitive marketplace, which could adversely affect our sales and financial condition.

The appeal of our products to the sauna store industry depends on quality, price, product availability and security of supply, product development and customer service. Although we are developing an essentially new market, there is virtually no barrier to entry by competition.  A number of Chinese nutraceutical companies are substantially larger than us and have greater financial resources.  If one or more of them were to copy our business model and enter into competition in the sauna store industry, the competition could limit our growth.  Our competitors may introduce new products based on more competitive alternative technologies that may cause us to lose customers which would result in a decline in our sales volume and earnings. Our customers demand high quality and low cost products and services. The cost in the research and development and marketing expansion may continue to increase and thus adversely affect the competitiveness of our products. Competition could cause us to lose market share, increase expenditures or reduce pricing, each of which would have an adverse effect on our results of operations, cash flows and financial condition.

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

The staff of our accounting department lack training and experience in U.S. accounting principles, which may result in accounting errors in the financial statements that we file with the Securities and Exchange Commission.

Our executive offices are located in Leling in the PRC.  Our entire bookkeeping and accounting staff is located there.  Our books and records are maintained in Chinese, using Chinese accounting principles.  Chinese accounting principles vary in many important respects from U.S. accounting principles.  To file our Company’s financial statements with the Securities and Exchange Commission, our accounting staff must convert the financial statements from Chinese accounting principles to U.S. accounting principles.  However, none of the members of our accounting staff has extensive experience or training in the preparation of financial statements under U.S. accounting principles.  Neither do we have any employee who has previous experience in accounting for a U.S. public company.  This situation creates a risk that the financial statements we file with the SEC will fail to present our financial condition and/or results of operations as required by SEC rules and the principles of accounting generally applied in the United States.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                DESCRIPTION OF PROPERTY

 Our executive offices and marketing operations are located on Kaiyuan Avenue, Leling City, Shandong Province, P. R. China .  Our portion of the building has a total usable area of 50 square meters.    The office will be adequate for our operations for the foreseeable future.

On May 13, 2009 we purchased a building and land lease for 4 million Renminbi (approximately $627,550).   The building has a usable area of 2,866.23 square meters.  Our plan is to renovate the building, then locate our Research and Development Center and offices there, while retaining the use of some of the space as rental property.  To date, however, we have not obtained the approvals from the Chinese government that are necessary before we initiate this development project.

 ITEM 3.               LEGAL PROCEEDINGS

None.

ITEM 4.                RESERVED

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is listed for quotation on the OTC Bulletin Board system under the symbol “JZHG.”  The common stock was first listed for trading on July 31, 2008.  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTC Bulletin Board.  Such prices are based on inter-dealer prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
September 30, 2009	$0.10	$0.10
December 31, 2009	$0.75	$0.10
March 31, 2010	$1.01	$0.10
June 30, 2010	$1.01	$0.10

September 30, 2010	$1.01	$0.12
December 31, 2010	$0.80	$0.08
March 31, 2011	$0.59	$0.45
June 30, 2011	$0.49	$0.45

 (b) Shareholders

On October 12, 2011 there were 285 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2011.

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

(e)  Sale of Unregistered Securities

Jinzanghuang did not effect any unregistered sales of equity securities during the 4th quarter ended June 30, 2011.

 (f) Repurchase of Equity Securities

Jinzanghuang did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended June 30, 2011.

ITEM 6.                SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting for Variable Interest

Jinzanghuang Tibet Pharmaceuticals, Inc. is a holding company whose only asset is an indirect 100% ownership interest in Beijing Taibodekang Management Consulting Co., Ltd. (“Beijing Taibodekang”), a Wholly Foreign Owned Entity organized under the laws of the People’s Republic of China on December 5, 2008.  On January 4, 2009, Beijing Taibodekang entered into four agreements with Leling Jinzanghuang Biotech Co. Ltd. (“Leling Jinzanghuang”) and with the equity owners in Leling Jinzanghuang.  Three of the agreements were amended as of July 24, 2009.  Collectively, the agreements provide Beijing Taibodekang exclusive control over the business of Leling Jinzanghuang.  The relationship is one that is generally identified as “entrusted management.”

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

Overview of the Business

Since its formation, Leling Jinzanghuang has been involved in the distribution of Tibetan pharmaceutical and nutraceutical products manufactured by Shandong Jinzanghuang, the primary equity owner of which is Xue Bangyi.   Until October 2010 Leling Jinzanghuang served as a distributor of those products.  After achieving modest sales ($27,209() in the first quarter of fiscal 2011, Leling Jinzanghuang terminated its distribution operations in October 2010.  Since October 2010 Leling Jinzanghuang has been exclusively engaged in providing advisory services to sauna stores that purchase sauna care products from Shandong Jinzanghuang.

On October 8, 2010, Leling Jinzanghuang entered into an an agency agreement with Shenyang Jintao Technology Co., Ltd. (“Jintao”), pursuant to which Jintao  has introduced 150 sauna stores to Leling Jinzanghuang. Shandong Jinzanghuang sells its Tibetan medicine products to the sauna stores and Leling Jinzanghuang provides training service to each store to coach the store’s employees in methods of integrating the Shandong Jinzanghuang products into the sauna service. Leling Jinzanghuang has paid Jintao a fee, ranging from RMB 8,000 ($1,569) to RMB 8,800 ($1,380) for each store Jintao has introduced.

The contract among Leling Jinzanghuang, Shandong Jinzanghuang and the sauna store provides that the store will purchase products, as needed, directly from Shandong Jinzanghuang.  In compensation for Leling Jinzanghuang’s advisory services, the sauna store pays Leling Jinzanghuang a fee equal to a percentage of the resale price charged by the sauna store to its customers for the Shandong Jinzanghuang products.  The fee is either 35% or 40% of the resale price, depending on the location of the sauna store.  At each month end, each store sends a usage record to Leling Jinzanghuang. Leling Jinzanghuang also makes a physical inventory count quarterly to compare remaining inventory with the quantity delivered by Shandong Jinzanghuang.

This new business model provides Leling Jinzanghuang with a revenue stream for which it incurs very little direct cost, as the product manufacture and distribution is entirely the responsibility of Shandong Jinzanghuang. In addition, entry into this new market has not forced us to incur significant start-up costs, as we have used the same employees and same facilities for the sauna market as carried on our prior product distribution activities.

Results of Operations

The implementation of our new business model in October 2010 has yielded significant changes in our results of operations.  The following table quantifies certain changes in elements of our operations from fiscal year 2010 to fiscal year 2011.

	For the years ended June 30,
			Change
	2011	2010	Amount	%
Revenue	3,716,529	642,158	3,074,371	479%
Cost of goods sold	720,310	463,928	256,382	55%
Gross profit	2,996,219	178,239	2,817,980	1,581%
Operating expenses	142,551	237,552	(95,001)	(40)%
Loss on inventory impairment	288,295	-	288,295	100%
Operating income/(loss)	2,565,373	(59,322)	2,624,695	4,424%
Net profit/(loss)	1,865,988	(67,842)	1,933,830	2,850%

Revenues

During the year ended June 30, 2010, our entire revenue arose from the resale of Tibetan pharmaceutical and health products manufactured by Shandong Jinzanghuang. In the first quarter of fiscal 2011, we sold those products for $27,219, and obtained a gross profit of $2,422 on the sales.  Thereafter our revenue during the remainder of the year ended June 30, 2011 was entirely derived from the sauna stores program.  The table below quantifies the results on our annual revenues of the introduction of this new business model.

	For the years ended June 30,
			Change
	2011	2010	Amount	%
Sales of health products	27,219	642,158	(614,939)	(96)%
Services fees from sauna stores	3,689,310	-	3,689,310	100%
Total revenue	3,716,529	642,158	3,074,371	479%

Our sauna store program began in October 2010 with a trial group of 50 sauna stores.  At the end of December 2010 we added another 50 stores to our program, and then added another 50 at the end of March 2011.  As a result, our revenue from advisory services increased from quarter to quarter.  The revenue growth was roughly proportionate to the growth in number of stores, except that the third quarter was particularly profitable.  This occurred because the Chinese Spring Festival in February affords most Chinese workers from one to two weeks of vacation, during which time the sauna stores experience a sharp increase in business.

	For the year ended June 30, 2011
	Q1	Q2	Q3	Q4
Service fees from sauna stores	-	$554,543	$1,419,313	$1,715,454
Quantity of sauna stores	-	50	100	150
Average revenue per store	-	11,091	14,193	11,436

Gross Profit

The change in our business model to the sauna store program has resulted in a marked improvement in our margins.  During fiscal 2010, our distribution of products yielded a gross margin of 28% after payment for the products and direct costs of sales.  For the year ended June 30, 2011, our direct costs involve only labor, fees to Jintao and taxes.  As a result, our revenue in fiscal 2011 yielded a gross margin of almost 81%.

Operating Income

The Company’s general and administrative expenses decreased from $237,552 for the year ended June 30, 2010 to $142,551 for the year ended June 30, 2011.  The decrease occurred because we are able to carry on the sauna service business with less administrative expense than was involved in distribution, as we have eliminated warehousing and shipping expenses, among others.

When the Company terminated its distribution business, it held an inventory of finished goods valued at $288,295.  The Company plans to dispose of that inventory when there is a suitable opportunity.  However, since the Company is no longer marketing those products, it has reserved the full value of the inventory, which is reflected as an operating expense for fiscal 2011.

After deducting the aforesaid operating expenses from our gross profit, the Company recorded $2,565,373 in operating income for the year ended June 30, 2011.  This compared favorably with the operating loss of $59,322 that we incurred in fiscal 2010.

Net Income

Our Chinese operating entity, Leling Jinzanghuang, is subject to tax in China at the statutory rate of 25% of income calculated in accordance with Chinese accounting principles.  Accordingly, for the year ended June 30, 2011 we accrued an income tax expense of $700,995.  After deducting that accrual, the Company reported net income of $1,865,988 for the year ended June 30, 2011.  For the year ended June 30, 2010, we incurred a net loss of $67,842.

The operations of Leling Jinzanghuang produced approximately $1,873,760 in income during fiscal 2011.  However, the entrusted management agreements assign to Beijing Taibodekang only 95% of that income.  For that reason, we deducted a “non-controlling interest” of $93,688 before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the year ended June 30, 2011 was $1,772,300, representing $.05 per share.  For the year ended June 30, 2010, we incurred a net loss attributable to the Company of $68,276.

Liquidity and Capital Resources

To date our operations have been funded by the contributions to capital by our founders and the net cash provided by our operations.  As a result, at June 30, 2011 we had no bank debt and only a $35,910 obligation to a related party.  At the same time, we had $2,176,655 in cash at June 30, 2011 as well as working capital totaling $2,612,897.  So our capital resources are more than sufficient to fund our operations for the coming year as they are currently structured.

During the year ended June 30, 2011, our operating activities provided $2,071,542 in net cash, compared to $206,854 in net cash used during the year ended June 30, 2010.  The net cash provided in the recent period was slightly higher than our net income for the year as the inventory impairment caused a $288,295 decrease in net income.

Over the long term, our expectation is that we will utilize our capital resources as well as any additional investments that we secure in order to expand our presence in the market for Tibetan medicine.  At the present time, however, we are able to operate profitably without significant additional investment.  Moreover, our observation of the equity markets indicates that we would be unlikely to obtain financing on favorable terms at this time.  Accordingly, our near term plan is to continue the program that we initiated during the past year, utilizing the resources available to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended June 30, 2011, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
Our determination to record a loss on the full value of the product inventory that we retained when we ceased distribution efforts.  We made that determination based on our inability to estimate the liquidation value of the inventory.

•	Our determination to record the full amount due to us from Shandong Jinzanghuang as an asset. We made the determination based on our assessment that the debt will be paid and is enforceable.
•
Our determination to record the real property that we purchased for future development at its purchase price.  We made the determination based on our expectation that we will, within a reasonable time, develop the property and devote it to productive use.

In addition, the Company considers the following accounting principles to be of particular importance.

Variable Interest Entity

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling minority interests represents the allocation of earnings to the VIE owners who are not at risk for the majority of losses of the VIE, which have been accounted for by using the consolidation method of accounting.

The accounts of Leling JZH have been consolidated with the accounts of the Company because Leling JZH is a variable interest entity with respect to Beijing Taibodekang, which is a wholly-owned subsidiary of the Company.  Beijing Taibodekang has a contractual obligation to provide management services to Leling JZH, and the management of the operations of Leling JZH is carried out by Company personnel in fulfillment of that obligation.  Beijing Taibodekang also has a contractual obligation to reimburse Leling JZH for any losses incurred as a result of the operations of Leling JZG, and the Company’s principal shareholders have caused funds to be contributed to Leling JZG during the years ended June 30, 2010 and 2009 in satisfaction of that obligation.  The carrying amount and classification of Leling JZH’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30, 2011	June 30, 2010
Total current assets	$3,127,466	$592,341
Total assets	3,805,962	1,301,673
Total current liabilities	557,999	52,451
Total liabilities	557,999	52,451

The Consulting Agreement between Leling Jinzanghuang and Beijing Taibodekang requires that, in payment for the consulting services provided by Beijing Taibodekang, Leling Jinzanghuang will pay fees to Beijing Taibodekang equal to:

•	10,000 RMB per month, plus
•	95% of the annual gross profit of Leling Jinzanghuang.

The Consulting Agreement also provides, however, that Beijing Taibodekang will reimburse Leling Jinzanghuang for the amount of any net loss incurred by Leling Jinzanghuang during the period when it is managed by Beijing Taibodekang. As of June 30, 2011, Leling Jinzanghuang has not paid Beijing Taibodekang any fee for the services, and the total fees accrued as of June 30, 2011 are RMB 244,000 ($36,728).

Revenue recognition

The Company was engaged in the distribution of Tibetan pharmaceutical and nutraceutical products manufactured by Shandong Jinzanghuang Pharmaceutical Co., Ltd. until October 2010. On October 8, 2010, the Company entered into an agency agreement with Shenyang Jintao Technology Co., Ltd. (“Jintao”), pursuant to which Jintao has introduced sauna stores to Leling JZH and Shandong JZH. Shandong products are marketed by the sauna stores to their customers as part of a sauna-based beauty and health regimen. The Company primarily provides information flow between the sauna stores and Shandong JZH. Leling JZH pays Jintao a fixed fee for each sauna store Jintao introduces under the initial contract.

Revenue earned on the distribution of products by Leling JZH was recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

The Company recognizes revenue from provision of services to sauna stores based on units of the sauna store’s product usage, which is the contractual method of determining the right to revenue. The revenue is recognized at 35% or 40% of sauna stores’ revenue from sale of Shandong JZH products. The percentage is depending on the location of the sauna store.  Payments are made to the Company directly from the sauna stores a month after the end of the month in which the sales occurred.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm - 2011.

F-2	Report of Independent Registered Public Accounting Firm - 2010.

F-3	Consolidated Balance Sheets as of June 30, 2011 and 2010.

F-4	Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Years Ended June 30, 2011 and 2010.

F-5	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2011 and 2010.

F-6	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2011 and 2010.

F-7 to F-16	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jinzanghuang Tibet Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Jinzanghuang Tibet Pharmaceuticals, Inc. (the Company) as of June 30, 2011 and the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jinzanghuang Tibet Pharmaceuticals, Inc. as of June 30, 2011 and the results of its operations and cash flows for the year ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
October 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jinzanghuang Tibet Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Jinzanghuang Tibet Pharmaceuticals, Inc. as of June 30, 2010 and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jinzanghuang Tibet Pharmaceuticals, Inc. as of June 30, 2010 and the results of its operations and its cash flows for the year then ended  in conformity with accounting principles generally accepted in the United States of America.

Accompanying consolidated balance sheet and statement of cash flows for the year ended June 30, 2010 has been restated as discussed in note 9.

/s/Paritz & Company, P.A.

Hackensack, New Jersey

September 27, 2010, except for note 9,  which is dated October 13, 2011

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Audited)

ASSETS
	JUNE 30,	June 30,
	2011	2010
		(Restated)
CURRENT ASSETS:
Cash	$2,176,655	$42,184
Accounts receivable	482,263	-
Inventory	-	305,557
Due from related party	265,102	-
Advance to supplier	-	239,555
Contract deposit, current	135,376	14,730
Prepaid expenses and other current assets	24,744	15,351
Deferred tax assets	91,177	15,092
TOTAL CURRENT ASSETS	3,175,317	632,469

Contract deposit	-	117,840
Property and equipment, net of accumulated depreciation	409,554	391,931
Intangible assets, net of accumulated amortization	188,739	184,831

TOTAL ASSETS	$3,773,610	$1,327,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to related party	$35,910	$-
Accrued expenses and other current liabilities	526,510	79,451

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	562,420	79,451

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value,
300,000,000 shares authorized,
40,665,063 and 40,665,063 shares issued and outstanding
at June 30, 2011 and 2010, respectively	40,665	40,665
Additional paid-in capital	1,264,427	1,264,427
Retained earnings (deficit)	1,644,015	(128,285)
Accumulated other comprehensive income	100,657	6,842

TOTAL STOCKHOLDERS' EQUITY OF THE COMPANY	3,049,764	1,183,649

Non-controlling interests	161,426	63,971

TOTAL STOCKHOLDERS' EQUITY	3,211,190	1,247,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,773,610	$1,327,071

The accompanying notes are an integral part of these consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Audited)

	TWELVE MONTHS ENDED JUNE 30,
	2011	2010
REVENUE
Pharmaceutical products	$27,219	$642,158
Services	3,689,310	-
	3,716,529	642,158
COST OF SALES
Pharmaceutical products	24,797	-
Services	475,023	463,928
Business and sales related tax	220,490
	720,310	463,928

GROSS PROFIT	2,996,219	178,230

COSTS AND EXPENSES
General and Administrative Expenses	142,551	237,552
Loss on inventory impairment	288,295	-

OPERATING INCOME (LOSS)	2,565,373	(59,322)

OTHER INCOME	1,610	-

INCOME (LOSS) BEFORE INCOME TAX	2,566,983	(59,322)

INCOME TAX	700,995	8,520

NET INCOME (LOSS)	1,865,988	(67,842)

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	93,688	434

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,772,300	(68,276)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	97,582	7,205

COMPREHENSIVE INCOME (LOSS)	1,869,882	(61,071)

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	3,767	3,646

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$1,866,115	$(64,717)

Basic and diluted earnings (loss) per common share	$0.05	$(0.00)

Weighted average number of shares outstanding	40,665,063	40,657,830

The accompanying notes are an integral part of these consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Audited)
					ACCUMULATED	TOTAL
			ADDITIONAL	RETAINED	OTHER	STOCKHOLDERS'
	COMMON		PAID-IN	EARNINGS	COMPREHENSIVE	EQUITY OF THE	NON-CONTROLLING
	STOCK	AMOUNT	CAPITAL	(DEFICIT)	INCOME (LOSS)	COMPANY	INTERESTS	TOTAL

BALANCE - June 30, 2009	40,645,063	$40,645	$490,117	$(60,009)	$(3)	$470,750	$26,527	$497,277

Common stock issued for services	20,000	20	2,580			2,600		2,600
Capital contribution from VIE			696,350			696,350	36,650	733,000
Capital contribution			75,380			75,380		75,380
Net loss				(68,276)		(68,276)	434	(67,842)
Foreign currency translation adjustments					6,845	6,845	360	7,205

BALANCE - JUNE 30, 2010 (Restated)	40,665,063	$40,665	$1,264,427	$(128,285)	$6,842	$1,183,649	$63,971	$1,247,620

Net loss				1,772,300		1,772,300	93,688	1,865,988
Foreign currency translation gain, net of tax					93,815	93,815	3,767	97,582

BALANCE - JUNE 30, 2011	40,665,063	$40,665	$1,264,427	$1,644,015	$100,657	$3,049,764	$161,426	$3,211,190

The accompanying notes are an integral part of these consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Audited)

	TWELVE MONTHS ENDED JUNE 30,
	2011	2010
		(Restated)
OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$1,772,300	$(68,276)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Net income attributable to non-controlling interests	93,688	434
Depreciation and amortization	19,643	16,775
Inventory impairment	288,295
Deferred tax	(72,074)	(10,974)
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(482,263)	32,938
Inventory	25,418	23,166
Advance to supplier	(10,471)	(92,357)
Contract deposit	3,867	(132,570)
Prepaid exenses and other current assets		(3,553)
Accrued expeses and other current liabilities	433,139	27,563
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,071,542	(206,854)

INVESTING ACTIVITIES:
Advance to related party	(14,926)	-
Acquisition of property and equipment	(12,632)	(591,537)
NET CASH USED IN INVESTING ACTIVITIES	(27,558)	(591,537)

FINANCING ACTIVITIES:
Due to related party	35,910	-
Contribution from VIE	-	36,650
Capital contribution	-	771,730
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,910	808,380

EFFECT OF EXCHANGE RATE ON CASH	54,577	7,080

INCREASE IN CASH	2,134,471	17,069

CASH - BEGINNING OF PERIOD	42,184	25,115

CASH - END OF PERIOD	$2,176,655	$42,184

Supplemental disclosure of cash flow information:
Cash paid for income tax	$572,292	$22,995

Noncash investing and financing activities:
Issuance of common stock for services provided	$-	$2,600

The accompanying notes are an integral part of these consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2011 AND 2010

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Business description

Jinzanghuang Tibet Pharmaceuticals, Inc. (“the Company”) is engaged in providing consulting services to facilitate the distribution of Tibetan pharmaceutical and nutraceutical products in the People’s Republic of China (“PRC”).  The Company’s operations are carried out through Beijing Taibodekang Consulting Co., Ltd. (“BTC”) and Leling Jinzanghuang Biotech Co., Ltd. (Leling JZH).

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

BTC is a Wholly Foreign Owned Entity that was organized under the laws of the People’s Republic of China on December 5, 2008. On January 4, 2009, BTC entered into four ten-year agreements (the “Entrusted Management Agreements”) with Leling JZH and its registered equity holders.  Three of the agreements were amended as of July 24, 2009.  The purpose of these agreements is to transfer to BTC full responsibility for the management of Leling JZH, as well as 95% of the financial benefits that arise from the business of Leling JZH. As a result, BTC now has control over the business of Leling JZH and is considered a variable interest entity.  Thus its operations have been included with the Company’s consolidated financial statements.

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

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of  revenue and expenses during each reporting period.  Actual results could differ from those estimates.

Variable Interest Entity

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling minority interests represents the allocation of earnings to the VIE owners who are not at risk for the majority of losses of the VIE, which have been accounted for by using the consolidation method of accounting.
The accounts of Leling JZH have been consolidated with the accounts of the Company because Leling JZH is a variable interest entity with respect to Beijing Taibodekang, which is a wholly-owned subsidiary of the Company.  Beijing Taibodekang has a contractual obligation to provide management services to Leling JZH, and the management of the operations of Leling JZH is carried out by Company personnel in fulfillment of that obligation.  Beijing Taibodekang also has a contractual obligation to reimburse Leling JZH for any losses incurred as a result of the operations of Leling JZG, and the Company’s principal shareholders have caused funds to be contributed to Leling JZG during the years ended June 30, 2010 and 2009 in satisfaction of that obligation.  The carrying amount and classification of Leling JZH’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30, 2011	June 30, 2010
Total current assets	$3,127,466	$592,341
Total assets	3,805,962	1,301,673
Total current liabilities	557,999	52,451
Total liabilities	557,999	52,451

The Consulting Agreement between Leling Jinzanghuang and Beijing Taibodekang requires that, in payment for the consulting services provided by Beijing Taibodekang, Leling Jinzanghuang will pay fees to Beijing Taibodekang equal to:

•	10,000 RMB per month, plus
•	95% of the annual gross profit of Leling Jinzanghuang.

The Consulting Agreement also provides, however, that Beijing Taibodekang will reimburse Leling Jinzanghuang for the amount of any net loss incurred by Leling Jinzanghuang during the period when it is managed by Beijing Taibodekang. As of June 30, 2011, Leling Jinzanghuang has not paid Beijing Taibodekang any fee for the services, and the total fees accrued as of June 30, 2011 are RMB 244,000 ($36,728).

Revenue recognition

The Company was engaged in the distribution of Tibetan pharmaceutical and nutraceutical products manufactured by Shandong Jinzanghuang Pharmaceutical Co., Ltd. until October 2010. On October 8, 2010, the Company entered into an agency agreement with Shenyang Jintao Technology Co., Ltd. (“Jintao”), pursuant to which Jintao has introduced sauna stores to Leling JZH and Shandong JZH. Shandong products are marketed by the sauna stores to their customers as part of a sauna-based beauty and health regimen. The Company primarily provides information flow between the sauna stores and Shandong JZH. Leling JZH pays Jintao a fixed fee for each sauna store Jintao introduces under the initial contract.

Revenue earned on the distribution of products by Leling JZH was recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

The Company recognizes revenue from provision of services to sauna stores based on units of the sauna store’s product usage, which is the contractual method of determining the right to revenue. The revenue is recognized at 35% or 40% of sauna stores’ revenue from sale of Shandong JZH products. The percentage is depending on the location of the sauna store.  Payments are made to the Company directly from the sauna stores a month after the end of the month in which the sales occurred.

Shipping and handling costs

In accordance with ASC 605-45-45-20 “Shipping and Handling Fees and Costs”, all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

Cash

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Accounts Receivable

Accounts receivable represent receivable from customers. Reserves for bad debts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. There is no bad debt expense recorded for the years ended June 30, 2011 or 2010. The accounts receivable balance as of June 30, 2011 is in comply with the Company’s credit term.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the weighted average method. The Company evaluates inventories for excess, slow moving, and obsolete inventories as well as inventory whose volume is in excess of its net realizable value. This evaluation includes analysis of the products expiry dates and estimated future sales. If products have expired and future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required.  Inventory amounts are reported net of such allowances.  Management has recorded $288,295 loss on inventory impairment as of June 30, 2011 related to Tibetan pharmaceutical and nutraceutical products that are no longer being distributed by the Company.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.

Long-Lived Assets and Other Acquired Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the year ended June 30, 2011.

The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment.

	As of June 30,
	2011	2010

Land use right	$196,333	$186,923
Software	2,940	2,799
	199,273	189,722

Less: accumulated amortization	10,534	4,891

Intangible assets, net	$188,739	$184,831

Income taxes

The Company accounts for income taxes in accordance with FASB Codification Topic 740-10-25 (“ASC 740-10-25”)which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740-10-25 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

July 2006 the FASB issued FIN 48(ASC 740-10), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109(ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings.  Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

As a result of the implementation of FIN 48 (ASC 740-10), the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10).  The Company recognized no material adjustments to liabilities or stockholders’ equity as a result of the implementation.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Enterprise income tax

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

Value added tax

The Provisional Regulations of PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

According to “Agriculture Product Value Added Tax Rate Adjustment and Certain Items’ Value Added Tax Waiver” published by the Ministry of Finance and the National Tax Affairs Bureau, the value added tax for agriculture related products is to be taxed at 13%. Furthermore, traditional Chinese medicine and medicinal plant are by definition agriculture related products.

Business Taxes and Sales-related Taxes

Pursuant to the tax law and regulations of PRC, Leling JZH is obligated to pay 5% of revenue for business taxes, and 7% and 4% (5% effective in May, 2011) of the annual business taxes paid as tax on maintaining and building cities and education additional fee, both of which belong to sales-related taxes. Sales-related taxes are recorded when revenue is recognized. For the year ended June 30, 2011, business taxes and sales-related taxes were $225,982.

Stock-based compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its shares based compensation. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method.

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  Company’s financial statements have been translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these consolidated financial statements are reflected as accumulated other comprehensive income (loss) in shareholders’ equity.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the impact of foreign currency translation adjustments.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The carrying amounts reported in the consolidated balance sheets for cash, due to related party, and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 820.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the dditional common shares were dilutive.  There are no such additional common shares available for dilution purposes as of June 30, 2011 and 2010.

New Accounting Pronouncements

In May 2011, Accounting Standards Update (“ASU”) 2011-04 was issued. This update amends Topic 820 to achieve common fair value measurement and disclosure requirement in US GAAP and IFRSs. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In June 2011, FASB issued the ASU 2011-05 “Presentation of Comprehensive Income” to amend ASC Topic 220. This update allows an entity to have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

2              CONTRACT DEPOSIT

In August 2009 Leling JZH entered into a 10 year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($149,031) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  As Leling JZH changed its business from planting Chinese traditional medicines to providing professional service to its customers during the year ended June 30, 2011, Leling JZH has entered into an oral agreement with Leling BaiCaoYuan to terminate the contract and Leling BaiCaoYuan agreed to refund RMB 1,000,000 ($149,031) back to Leling JZH. As of June 30, 2011, the Company has a remaining balance of RMB 875,000 ($135,376).  The remaining balance is unsecured, bears no interest, and is due on demand.

3              RELATED PARTY TRANSACTIONS

Until October 2010 the Company’s business consisted exclusively of the distribution of products manufactured by one supplier, Shandong Jinzanghuang (Tibet) Pharmaceutical Co., Ltd. (“Shandong Jinzanghuang”).  Xue Bangyi, who is the Company’s CEO, owns 91% of the registered capital of Shandong Jinzanghuang and also serves as CEO of that entity.  The Company entered into a three-year distribution contract with Shandong Jinzanghuang on November 21, 2008, which provides Leling JZH marketing rights.  The agreement provides that Shandong Jinzanghuang will deliver products in response to orders received from Leling JZH.  The agreement gives Shandong Jinzanghuang the right to fix the price it charges, although it is required to provide Leling JZH timely notice of any price increase.  In addition, Shandong Jinzanghuang retains ownership of all of the patent rights, trademark rights and other intellectual property rights related to the sold products.  Under this agreement, each party has the right to terminate the contract, provided that sixty-day written notice in advance is given to the other party.

Since initiating operations in December 2008, Leling JZH has advanced sums to Shandong Jinzanghuang in prepayment of the wholesale price of the goods that Leling JZH distributes.  The payments by Leling JZH to Shandong Jinzanghuang are recorded on the Company’s books as “advance to supplier - related party.” When goods are delivered giving rise to a payment obligation by Leling JZH to Shandong Jinzanghuang, the contract price is reclassified to inventory.  During the years ended June 30, 2011 and 2010, Leling JZH made cash payments to Shandong Jinzanghuang totaling $7,526 and $535,704, respectively.

3              RELATED PARTY TRANSACTIONS (Continued)

Since the Company has changed its business from distribution of products manufactured by Shandong Jinzanghuang to providing training and services to sauna stores in October 2010, the Company didn’t make any payment to Shandong Jinzanghuang after October 2010. The Company has reclassified the total balance outstanding in “advance to supplier – related party” of $265,102 as of June 30, 2011 to “due from related party”. The outstanding balance is unsecured, bearing no interest and due on demand.

As of June 30, 2011, the Company has an aggregate of $35,910 in “due to related party” for expenses paid by a related party on behalf of the Company.  This is unsecured, bears no interest and is due on demand.

4              PROPERTY AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of June 30,
	2011	2010

Buildings	$422,527	$402,276
Office equipment	14,248	1,539
	436,775	403,815

Less: accumulated depreciation	27,221	11,884

Property, plant and equipment, net	$409,554	$391,931

Depreciation expense charged to operation was $14,817 and $11,844 for the years ended June 30, 2011 and 2010, respectively.

5             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of June 30,
	2011	2010

Accrued payroll	$26,271	$21.405
Tax payable	451,076	6,823
Accrued expenses	43,579	47,039
Other payables	5,584	4,184

Accrued expenses and other current liabilities	$526,510	$79,451

6              INCOME TAX AND TAXES PAYABLE

Taxes payable consisted of the following:

	As of June 30,
	2011	2010

Value added tax	$401,147	$2,142
Property and land taxes payable	12,292	4,681
Business taxes payable	33,604	-
City and supplement taxes	4,033	-

	$451,076	$6,823

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% effective on January 1, 2008. All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at a statutory rate of 25% for the years ended June 30, 2011 and 2010.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2011 and 2010 is as follows:

	As of June 30,
	2011	2010
Income tax under U.S. Statutory rate	$898,444	$(20,763)
Tax rate difference between China and U.S.	(205,374)	(4,045)
NOL from U.S. with 100% valuation allowance	7,925	34,920
Tax exempt income and expenses, net	-	(1,592)
Actual consolidated income tax	$700,995	$8,520

The provision for income taxes is summarized as follows:

	June 30, 2011	June 30, 2010
Current – foreign	$700,995	$19,494
Deferred – foreign	--	(10,974)
Deferred - United States	(7,925)	(34,920)
Valuation allowance - United States	7,925	34,920
Total	$700,995	$8,520

7              CONCENTRATIONS

For the year ended June 30, 2010, sales to one customer represented 93% of total sales. Three products represented approximately 54%, 20% and 11% of total sales for the year ended June 30, 2010.

For the year ended June 30, 2011, sales are concentrated in more than 20 different customers. Consulting & technical service represents approximately 90% of total sales for the year ended June 30, 2011.

8              COMMITMENTS AND CONTINGENCIES

(a)        Operating lease commitment

The Company leases buildings under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending June 30:
2012	3,948
2013	884

Remaining operating lease payments	-
Total future minimum operating lease payments	$4,832

(b)          Vulnerability due to Operations in PRC

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

9              RESTATEMENT

The balance sheet as of June 30, 2010 presented herein has been restated.  The restatements were made to:

•	reclassify the contract deposit asset from a current asset to a long-term asset, based on the life of the Company’s agreement with Leling BaiCao Yuan Honeysuckle Planting Cooperative (See: Note 2).
•
reallocate the contributed capital between the Company and Leling JZH. The Company has changed its classification of an equity contribution of $733,000 to Leling JZH from a contribution by non-controlling interest to a capital contribution to the Company. This classification results from the fact that the contribution was made by the controlling shareholder of the company who is also a 97% legal owner of Leling JZH, whereby the substance of the transaction is an equity contribution to the Company.

9           RESTATEMENT (Continued)

The effect of the restatement on the balance sheet is shown in the table below.

	As Originally Reported	As Restated
Contract deposit - current portion	$132,570	$14,730
Total current assets	750,309	632,469
Contract deposit - non-current	--	117,840
Additional paid-in capital	568,077	1,264,427
Accumulated other comprehensive income	3,556	6,842
Total shareholders’ equity of the Company	484,013	1,183,649
Non-controlling interest	763,607	63,971

The effect of the restatement on the statement of cash flows is shown in the table below.

	As Originally Reported	As Restated
Financing activities
Contribution from VIE	$733,000	$36,650
Capital contribution	75,380	771,730

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). That evaluation disclosed that the Company has material defects in its disclosure controls and procedures.  Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel.  They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

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

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.           Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Leling.  Few of our management personnel or employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Leling office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2011.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are:

Name	Age	Positions with the Company	Director Since
Xue Bangyi	53	Chairman, Chief Executive Officer	2009
Wang Shuxiang	55	Director, Executive Vice President	2009
Vincent DeFilippo	39	Director, Chief Operations Officer	2010
Eva Deng	45	Director, Chief Financial Officer	2010
Luan Dahai	47	Director, Vice President	2010
Liu Min	51	Director, Vice President	2010
Bai Xiaosong	49	Director, Vice President	2010

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

Audit Committee; Compensation Committee; Nominating Committee.

Our Board of Directors has not yet constituted an audit committee, a compensation committee or a nominating committee.  Decisions regarding nominations to the Board will be made by all currently-serving members of the Board.  The Board has determined that Eva Deng meets the qualifications to serve as our audit committee financial expert, by reason of her experience in public accounting.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2011 except that none of the members of our board of directors other than Xue Bangyi and Wang Shuxiang, has filed a Form 3.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the companies that are currently subsidiaries of Jinzanghuang to Xue Bangyi for services rendered in all capacities to the Company during the years ended June 30, 2011 and 2010.  Mr. Xue was the Company’s Chief Executive Officer from July 8, 2009 to date.  The table also sets forth the compensation paid to Wang Shuxiang for service as Chief Executive Officer during the year ended June 30, 2009. There was no officer whose salary and other compensation for the year exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
XUE BANGYI	2011	$8,772	--	--	--	--
	2010	$8,772	--	--	--	--
WANG SHUXIANG	2009	$8,772	--	--	--	--

Employment Agreements

            All of our officers and directors serve on an at-will basis, and none has entered into employment contracts with the company.

Compensation of Directors

The Board of Directors has not adopted any compensation arrangements for its members.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended June 30, 2011 and those options held by him on June 30, 2011.

Option Grants in the Last Fiscal Year
	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Xue Bangyi	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended June 30, 2011 and held by them unvested at June 30, 2011.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1	Percentage of Class
Xue Bangyi	4,429,359	10.9%
Wang Shuxiang	2,648,935	6.5%
Vincent DeFilippo	0	-
Eva Deng	0	-
Luan Dahai	0	-
Liu Min	0	-
Bai Xiaosong	0	-
All officers and directors as a group (7 persons)	7,078,294	17.6%
________________________________
(1)           Except as otherwise noted, all shares are owned of record and beneficially.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Xue Bangyi is the Chairman of the Board of Jinzanghuang Tibet Pharmaceuticals.  Xue Bangyi is also the President of Shandong Jinzanghuang, which was the sole supplier of products distributed by Leling Jinzanghuang during the year ended June 30, 2010.  Details regarding the relationship between the companies is set forth earlier, in the description of the business of Leling Jinzanghuang.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

 ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

De Joya Griffith & Company, LLC was appointed to serve as the Company’s independent registered public accounting firm on July 13, 2011.  Previously Paritz & Company, P.A. has been the company’s independent registered public accounting firm.

Audit Fees

De Joya Griffith & Company, LLC billed approximately $40,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2011.  Paritz & Company, P.A. billed $30,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2010.

Audit-Related Fees

De Joya Griffith & Company, LLC billed $0 to the Company during fiscal 2011 for assurance and related services that are reasonably related to the performance of the 2011 audit or review of the quarterly financial statements.  Paritz & Company, P.A. billed $0 to the Company during fiscal 2010 for assurance and related services that are reasonably related to the performance of the 2010 audit or review of the quarterly financial statements.

Tax Fees

De Joya Griffith & Company, LLC billed $0 to the Company during fiscal 2011 for professional services rendered for tax compliance, tax advice and tax planning.  Paritz & Company, P.A. billed $0 to the Company during fiscal 2010 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

De Joya Griffith & Company, LLC billed $0 to the Company in fiscal 2011 for services not described above.  Paritz & Company, P.A. billed $0 to the Company in fiscal 2010 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by either De Joya Griffith & Company, LLC or Paritz & Company, P.A.

Subcontracted Services

All work on De Joya Griffith & Company, LLC’s engagement to audit the Company’s financial statements for the year ended June 30, 2011 was performed by full-time permanent employees of De Joya Griffith & Company, LLC.  All work on Paritz’ engagement to audit the Company’s financial statements for the year ended June 30, 2010 was performed by full-time permanent employees of Paritz.

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

10-a
Exclusive Technical Service and Business Consulting Agreement dated January 4, 2009 between Beijing Taibodekang Co., Ltd. and Leling Jinzanghuang Biotech Co., Ltd. - filed as Exhibit 10-b to the Current Report on Form 8-K filed on January 20, 2009 and incorporated herein by reference.

10-b
Amended and Restated Share Pledge Agreement dated July 24, 2009 among Beijing Taibodekang Co., Ltd., the equity owners in Leling Jinzanghuang Biotech Co., Ltd. and Leling Jinzanghuang Biotech Co., Ltd.

10-c	Amended and Restated Call Option Agreement dated July 24, 2009 among Beijing Taibodekang Co., Ltd. and the equity owners in Leling Jinzanghuang Biotech Co., Ltd.

10-d	Amended and Restated Proxy Agreement dated July 24, 2009 among Beijing Taibodekang Co., Ltd., the equity owners in Leling Jinzanghuang Biotech Co., Ltd., and Leling Jinzanghuang Biotech Co., Ltd.

21	Subsidiaries – Tibet Medicine, Inc., a Delaware corporation

Beijing Taibodekang Co., Ltd., a PRC corporation

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: October 13, 2011	/s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Xue Bangyi	October 13, 2011
Xue Bangyi
Director, Chief Executive Officer

/s/ Eva Deng	October 13, 2011
Eva Deng, Chief Financial and Accounting Officer, Director

/s/ Wang Shuxiang	October 13, 2011
Wang Shuxiang
Director, Executive Vice President

October 13, 2011
Vincent DeFilippo
Director, Chief Operations Officer

/s/ Luan Dahai	October 13, 2011
Luan Dahai
Director, Vice President

/s/ Liu Min	October 13, 2011
Liu Min
Director, Vice President

/s/ Bai Xiaosong	October 13, 2011
Bai Xiaosong
Director, Vice President