Form 10-Q
period 2011-09-30
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2011-11-09
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-53254

JINZANGHUANG TIBET PHARMACEUTICALS, INC. (Name of Registrant in its Charter)

Delaware	26-2443288
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

Leling Economic Development Zone, Kaiyuan East Blvd., Dezhou, Shandong Province, P.R. China 253600
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86-534-2111-962

Indicate  by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [X]    No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer _____	Accelerated filer_____	Non-accelerated filer _____	Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 9, 2011
Common Voting Stock: 40,665,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	SEPTEMBER 30,	JUNE 30,
	2011	2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$3,632,284	$2,176,655
Accounts receivable	825,368	482,263
Due from related party	269,762	265,102
Contract deposit	137,689	135,376
Prepaid expenses and other current assets	15,594	24,744
Deferred tax assets	92,547	91,177
TOTAL CURRENT ASSETS	4,973,244	3,175,317

Property and equipment, net of accumulated depreciation	412,003	409,554
Intangible assets, net of accumulated amortization	190,717	188,739

TOTAL ASSETS	$5,575,964	$3,773,610

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to related party	$65,370	$35,910
Accrued expenses and other current liabilities	615,497	526,510

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	680,867	562,420

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,665,063 and 40,665,063 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	40,665	40,665
Additional paid-in capital	1,264,427	1,264,427
Retained earnings (deficit)	3,173,627	1,644,015
Accumulated other comprehensive income	167,583	100,657

TOTAL STOCKHOLDERS' EQUITY OF THE COMPANY	4,646,302	3,049,764

Non-controlling interests	248,795	161,426

TOTAL STOCKHOLDERS' EQUITY	4,895,097	3,211,190

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,575,964	$3,773,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2011	2010
REVENUE
Pharmaceutical products	$-	$26,673
Services	2,564,583	-
	2,564,583	26,673
COST OF SALES
Pharmaceutical products	-	24,299
Services	233,832	-
Business and sales related tax	129,312	-
	363,144	24,299

GROSS PROFIT	2,201,439	2,374

COSTS AND EXPENSES
General and Administrative Expenses	114,639	33,879
OPERATING INCOME (LOSS)	2,086,800	(31,505)

OTHER INCOME	1,054	6,933

INCOME (LOSS) BEFORE INCOME TAX	2,087,854	(24,572)

INCOME TAX	475,566	-

NET INCOME (LOSS)	1,612,288	(24,572)

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	82,676	(1,558)

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,529,612	(23,014)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	71,619	19,927

COMPREHENSIVE INCOME (LOSS)	1,601,231	(3,087)

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	4,693	16,069

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$1,596,538	$(19,156)

Basic and diluted earnings (loss) per common share	$0.04	$(0.00)

Weighted average number of shares outstanding	40,665,063	40,665,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss) attributable to the Company	$1,529,612	$(23,014)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net income attributable to non-controlling interests	82,676	(1,558)
Depreciation and amortization	5,740	4,666
Amortization of long-term contract	-	3,743
Deferred tax	-	(6,933)
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(339,584)	(14,371)
Inventory	-	24,594
Advance to supplier	-	(7,485)
Prepaid expenses and other current assets	-	2,144
Accrued expenses and other current liabilities	94,167	6,127
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,372,611	(12,087)

FINANCING ACTIVITIES:
Proceeds from related party, loan	29,460	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,460	-

EFFECT OF EXCHANGE RATE ON CASH	53,558	95

INCREASE (DECREASE) IN CASH	1,455,629	(11,992)

CASH - BEGINNING OF PERIOD	2,176,655	42,184

CASH - END OF PERIOD	$3,632,284	$30,192

Supplemental disclosure of cash flow information:
Cash paid for income tax	$440,282	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

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

TMI was organized under the laws of Delaware on September 4, 2008 and is the 100% owner of the registered capital of BTC.

BTC is a Wholly Foreign Owned Entity that was organized under the laws of the People’s Republic of China on December 5, 2008. On January 4, 2009, BTC entered into four ten-year agreements (the “Entrusted Management Agreements”) with Leling JZH and its registered equity holders.  Three of the agreements were amended as of July 24, 2009.  The purpose of these agreements is to transfer to BTC full responsibility for the management of Leling JZH, as well as 95% of the financial benefits that arise from the business of Leling JZH. As a result, BTC now has control over the business of Leling JZH and is considered a variable interest entity.  Thus its operations have been included with the Company’s condensed consolidated financial statements.

Leling JZH was incorporated under the laws of PRC as a limited liability company on November 20, 2008.

Basis of presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Jinzanghuang Tibet Pharmaceuticals, Inc., its wholly owned subsidiary (BTC) and variable interest entity (Leling JZH).  All inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.  These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2011 and June 30, 2011, results of operations and cash flows for the three month periods ended September 30, 2011 and 2010. The results of operations for the three months ended September 30, 2011 may not be indicative of the results that may be expected for the year ending June 30, 2012.

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in U.S. Dollars.

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

1           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The accounts of Leling JZH have been consolidated with the accounts of the Company because Leling JZH is a variable interest entity with respect to Beijing Taibodekang, which is a wholly-owned subsidiary of the Company.  Beijing Taibodekang has a contractual obligation to provide management services to Leling JZH, and the management of the operations of Leling JZH is carried out by Company personnel in fulfillment of that obligation.  Beijing Taibodekang also has a contractual obligation to reimburse Leling JZH for any losses incurred as a result of the operations of Leling JZG, and the Company’s principal shareholders have caused funds to be contributed to Leling JZG during the years ended June 30, 2010 and 2009 in satisfaction of that obligation.  The carrying amount and classification of Leling JZH’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2011	June 30, 2011
Total current assets	$4,938,618	$3,127,466
Total assets	5,622,912	3,805,962
Total current liabilities	646,351	557,999
Total liabilities	646,351	557,999

The amounts included in the above table include payables and receivables that have been eliminated in consolidating Leling JZH with the Company. As of September 30, 2011 and June 30, 2011, $68,026 and $66,883 were receivable from TMI for expenses paid by Leling JZH. As of September 30, 2011 and June 30, 2011, $52,558 and $51,675 were payable to Beijing Taibodekang for management fees.

The Consulting Agreement between Leling Jinzanghuang and Beijing Taibodekang requires that, in payment for the consulting services provided by Beijing Taibodekang, Leling Jinzanghuang will pay fees to Beijing Taibodekang equal to:

■	10,000 RMB per month, plus
■	95% of the annual gross profit of Leling Jinzanghuang.

The Consulting Agreement also provides, however, that Beijing Taibodekang will reimburse Leling Jinzanghuang for the amount of any net loss incurred by Leling Jinzanghuang during the period when it is managed by Beijing Taibodekang. As of September 30, 2011, the total management fees accrued are RMB 334,000 ($52,558). As of September 30, 2011, the total gross profit of Leling JZH has been consolidated with the Company are $3,365,161 (RMB 21,969,268), which were 95% of the total gross profit of Leling JZH.

Cash

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

1           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  Company’s financial statements have been translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these condensed consolidated financial statements are reflected as accumulated other comprehensive income in stockholders’ equity.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the Company’s condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheet.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no such additional common shares available for dilution purposes as of September 30, 2011 and 2010.

New Accounting Pronouncements

In May 2011, Accounting Standards Update (“ASU”) 2011-04 was issued. This update amends Topic 820 to achieve common fair value measurement and disclosure requirement in US GAAP and IFRSs. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

1           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2           CONTRACT DEPOSIT

In August 2009, Leling JZH entered into a 10 year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($149,031) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  As Leling JZH changed its business from distributing Chinese traditional medicines to providing professional service to its customers in October 2010, Leling JZH has entered into an oral agreement with Leling BaiCaoYuan to terminate the contract and Leling BaiCaoYuan agreed to refund RMB 1,000,000 ($149,031) back to Leling JZH. As of September 30, 2011, the Company has a remaining balance of RMB 875,000 ($137,689).  The remaining balance is unsecured, bears no interest, and is due on demand.

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

Since initiating operations in December 2008, Leling JZH has advanced sums to Shandong Jinzanghuang in prepayment of the wholesale price of the goods that Leling JZH distributes.  The payments by Leling JZH to Shandong Jinzanghuang were recorded on the Company’s books as “advance to supplier - related party.” When goods are delivered giving rise to a payment obligation by Leling JZH to Shandong Jinzanghuang, the contract price is reclassified to inventory.  During the three months ended September 30, 2011 and 2010, Leling JZH made cash payments to Shandong Jinzanghuang totaling $0 and $16,072, respectively.

Since the Company has changed its business from distribution of products manufactured by Shandong Jinzanghuang to providing training and services to sauna stores in October 2010, the Company did not make any payment to Shandong Jinzanghuang after October 2010. The Company has reclassified the total balance outstanding of $269,762 as of September 30, 2011 from “advance to supplier – related party” to “due from related party”. The outstanding balance is unsecured, bearing no interest and due on demand.

As of September 30, 2011, the Company has an aggregate of $65,370 in “due to related party” for expenses paid by a related party on behalf of the Company.  This is unsecured, bears no interest and is due on demand.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

4           PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	September 30, 2011	June 30, 2010

Buildings	$429,748	$422,527
Office equipment	14,491	14,248
	444,239	436,775

Less: accumulated depreciation	32,236	27,221

Property, plant and equipment, net	$412,003	$409,554

Depreciation expense charged to operations was $4,505 and $4,666 for the three months ended September 30, 2011 and 2010, respectively.

5           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2011	June 30, 2011

Accrued payroll	$26,759	$26,271
Taxes payable	537,562	451,076
Accrued expenses	45,261	43,579
Other payables	5,915	5,584

Accrued expenses and other current liabilities	$615, 497	$526,510

6           COMMITMENTS AND CONTINGENCIES

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

6           COMMITMENTS AND CONTINGENCIES (Continued)

Since the Company has its operations in the PRC, all of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

In September 2006, PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies.  Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in section1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Overview of the Business

Since its formation, Leling Jinzanghuang has been involved in the distribution of Tibetan pharmaceutical and nutraceutical products manufactured by Shandong Jinzanghuang, the primary equity owner of which is Xue Bangyi.  Until October 2010 Leling Jinzanghuang served as a distributor of those products.  After achieving modest sales ($26,693) in the first quarter of fiscal 2011, Leling Jinzanghuang terminated its distribution operations in October 2010. Since October 2010 Leling Jinzanghuang has been exclusively engaged in providing advisory services to sauna stores that purchase sauna care products from Shandong Jinzanghuang.

On October 8, 2010, Leling Jinzanghuang entered into an agency agreement with Shenyang Jintao Technology Co., Ltd. (“Jintao”), pursuant to which Jintao has introduced 158 sauna stores to Leling Jinzanghuang. Shandong Jinzanghuang sells its Tibetan medicine products to the sauna stores and Leling Jinzanghuang provides training service to each store to coach the store’s employees in methods of integrating the Shandong Jinzanghuang products into the sauna service. Leling Jinzanghuang has paid Jintao a fee, from RMB 8,000 ($1,569) to RMB 8,800 ($1,380) for each store Jintao has introduced.

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

Results of Operations

Revenues

During the quarter ended September 30, 2010, our entire revenue arose from the resale of Tibetan pharmaceutical and health products manufactured by Shandong Jinzanghuang. In that quarter we sold those products for $26,673, and obtained a gross profit of $2,374 on the sales. In the first quarter of fiscal 2012, however, our revenue was entirely derived from the sauna stores program.

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

Our revenue from the sauna stores program for the first quarter of fiscal 2012 was $2,564,583  This represented an increase of $849,129 over revenue in the 4th quarter of fiscal 2011, which in turn exceeded 3rd quarter revenue by $296,141.  However, while the increase from the 3rd quarter of fiscal 2011 to the 4th quarter of 2011 was driven by an increase from 100 to 150 of the number of sauna stores in our program, the increase from the 4th quarter of fiscal 2011 to the 1st quarter of fiscal 2012 was primarily caused by a marked increase in per store revenue, which we attribute to growing awareness of our product line.  We added only 8 new stores in the quarter ended September 30, 2011, which contributed only $21,789 to our revenue.  The remainder of the increase was entirely attributable to increased sales by stores that were customers in fiscal 2011.

The following table shows the elements that have contributed to the growth in our revenue over the past four fiscal quarters.

	Fiscal 2011			Fiscal 2012
	Q2	Q3	Q4	Q1
Service fees from sauna stores	$554,543	$1,419,313	$1,715,454	$2,564,583
Quantity of sauna stores	50	100	150	158
Average revenue per store	11,091	14,193	11,436	16,231

Gross Profit

The change in our business model to the sauna store program has resulted in a marked improvement in our margins.  During the three months ended September 30, 2010, our distribution of products yielded a gross margin of 9% after payment for the products and direct costs of sales.  For the three months ended September 30, 2011, our direct costs involve only labor, fees to Jintao and taxes.  As a result, our revenue in the first quarter of fiscal 2012 yielded a gross margin of almost 86%.

Operating Income

Although our revenue increased almost a hundredfold from the first quarter of fiscal 2011 to the first quarter of fiscal 2012, the Company’s general and administrative expenses increased by only $80,760, from $33,879 during the three months ended September 30, 2010 to $114,639 during the three months ended September 30, 2011. The modest increase occurred because we are able to carry on the sauna service business with less administrative expense than was involved in distribution, as we have eliminated warehousing and shipping expenses, among others.

After deducting the aforesaid operating expenses from our gross profit, the Company recorded $2,086,800 in operating income for the three months ended September 30, 2011.  This compared favorably with the operating loss of $31,505 that we incurred in the three months ended September 30, 2010.

Net Income

Our Chinese operating entity, Leling Jinzanghuang, is subject to tax in China at the statutory rate of 25% of income calculated in accordance with Chinese accounting principles.  Accordingly, for the quarter ended September 30, 2011 we accrued an income tax expense of $475,566.  After deducting that accrual, the Company reported net income of $1,612,288 for the quarter ended September 30, 2011.  For the quarter ended September 30, 2010, we incurred a net loss of $24,572.

The operations of Leling Jinzanghuang produced approximately $1,653,520 in income during the three months ended September 30, 2011.  However, the entrusted management agreements assign to Beijing Taibodekang only 95% of that income.  For that reason, we deducted a “non-controlling interest” of $82,676 before recognizing net income attributable to the Company on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the three months ended September 30, 2011 was $1,529,612, representing $.04 per share. For the three months ended September 30, 2010, we incurred a net loss attributable to the Company of $23,014.

Liquidity and Capital Resources

To date our operations have been funded by the contributions to capital by our founders and the net cash provided by our operations.  As a result, at September 30, 2011 we had no bank debt and only a $65,370 obligation to a related party. At the same time, we had $3,632,284 in cash at September 30, 2011 as well as working capital totaling $4,292,377, an increase of $1,679,480 since our last fiscal year ended on June 30, 2011.  So our capital resources are more than sufficient to fund our operations for the coming year as they are currently structured.

During the quarter ended September 30, 2011, our operating activities provided $1,372,611 in net cash, compared to $12,087 in net cash used during the quarter ended September 30, 2010.  The net cash provided in the recent period was lower than our net income for the quarter as our accounts receivable increased by $339,584 due to strong sales in September. All of our accounts receivable are within the contractual terms for payment, which requires payment for services at the end of the month measured by the store’s revenue from products sold in the prior month.

Despite our sizeable cash reserves, we borrowed $29,460 from a related party during the quarter ended September 30, 2011.  The loans are taken in order to obtain U.S. Dollars to pay our expenses in the United States, including accounting and legal expenses and the expenses that attend the listing of our common stock on the U.S. markets. The procedure required in order to obtain government approval of a conversion of Renminbi into Dollars is time-consuming and laborious.  For that reason, until we complete a financing in U.S. Dollars or obtain some other source of U.S. Dollars, we will continue to borrow Dollars from related parties as needed.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). That evaluation disclosed that the Company has material defects in its disclosure controls and procedures.  Specifically they determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel.  They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

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

Item 1.               Legal Proceedings

None.

Item 1A              Risk Factors

There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.               Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

   None.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2012.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.               Reserved.

Item 5.               Other Information.

None.

Item 6.               Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification
101.ins	XBRL Instance
101.xsd	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: November 9, 2011	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

By: /s/ Eva Deng
Eva Deng, Chief Financial Officer, Chief Accounting Officer