Form 10-K/A
period 2010-06-30
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2011-12-22
CIK 910832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Documents incorporated by reference: NONE

AMENDMENT NO. 1

The amendment is being filed in order to:

•	modify the disclosure in the first paragraph of Item 1, “Business;”
•	revise the third risk factor in Item 1A “Risk Factors:”
•	add a risk factor regarding the lack of U.S. GAAP expertise among the employees of the Company;
•	modify Item 7, “Management’s Discussion,” as required to conform to the other modifications in the Report;
•	restate the balance sheet and statements of cash flows as described in Note 9 to the Financial Statements;
•	modify Note 1 to the Financial Statements;
•	modify Note 3 to the Financial Statements and eliminate similar text in Note 7;
•	revise management’s evaluation of disclosure controls and procedures in Item 9A, “Controls and Procedures.”

No other material changes have been made to the disclosure, nor has the disclosure been updated.  For current information regarding the Company, reference should be made to the more recent filings by the Company on EDGAR.

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

Results of Operations

All of the business operations of the Company are carried out by Leling Jinzanghuang, its variable interest entity. Leling Jinzanghuang has entered into a three-year distribution agreement with Shandong Jinzanghuang to distribute the Tibetan pharmaceutical and health products it manufactures.  From time to time we advance funds to Shandong Jinzanghuang for the production of products, which usually take one to two months. As of June 30, 2010, we had $305,557 in inventory purchased in this fashion, and the balance of our advances to Shandong Jinzanghuang was $239,555, against which we will take additional inventory in the next year.

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

Our working capital at June 30, 2010 totalled $553,018. The primary components of that sum are inventory ($305,557) and advance to supplier ($239,555).  In the past, these items have been funded, in part, by advances that our customers made to us for goods.  When our delivery of goods met the requirements for revenue recognition, we would debit both inventories and customer advances, and the net profit on the sale would be credited to accumulated deficit.  At June 30, 2010, however, we had no customer advances. The realization of revenue from our capital assets, therefore, may not occur as quickly as in past periods.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of June 30, 2010 and 2009.

F-3	Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Years Ended June 30, 2010 and 2009.

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2010 and 2009.

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2010 and 2009.

F-6 to F-13	Notes to Financial Statements.

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

/s/Paritz & Company, P.A.

Hackensack, New Jersey
September 27, 2010, except for note 9, which is dated October 13, 2011

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	JUNE 30,	June 30,
	2010	2009

CURRENT ASSETS:
Cash	$42,184	$25,115
Accounts receivable	-	32,759
Inventory	305,557	326,937
Advance to supplier - related party	239,555	146,399
Contract deposit, current	14,730	-
Prepaid expenses and other sundry current assets	15,351	11,712
Deferred tax assets	15,092	4,118
TOTAL CURRENT ASSETS	632,469	547,040

CONTRACT DEPOSIT	117,840
PROPERTIES AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION AND AMORTIZATION	576,762	586,000

TOTAL ASSETS	$1,327,071	$1,133,040

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other sundry current liabilities	$79,451	$635,763

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	79,451	635,763

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value,
300,000,000 shares authorized,
40,665,063 and 40,645,063 shares issued and outstanding
at June 30, 2010 and 2009, respectively	40,665	40,645

Additional paid-in capital	1,264,427	490,117
Accumulated deficit	(128,285)	(60,009)
Accumulated other comprehensive income (loss)	6,842	(3)

TOTAL STOCKHOLDERS' EQUITY OF JINZANGHUANG TIBET PHARMACEUTICALS, INC.	1,183,649	470,750

NONCONTROLLING INTEREST IN SUBSIDIARY	63,971	26,527

TOTAL STOCKHOLDERS' EQUITY	1,247,620	497,277

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,327,071	$1,133,040

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		THE PERIOD FROM
		INCEPTION
	FOR THE YEAR ENDED	(NOVEMBER 20, 2008)
	JUNE 30,	TO JUNE 30,
	2010	2009

SALES	$642,158	$456,957

COSTS of SALES	463,928	327,427

GROSS PROFIT	178,230	129,530

COSTS AND EXPENSES
General and Administrative Expenses	237,552	180,823

LOSS BEFORE INCOME TAX	(59,322)	(51,293)

INCOME TAX	8,520	7,826

NET LOSS	(67,842)	(59,119)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	434	890

NET LOSS ATTRIBUTABLE TO THE COMPANY	(68,276)	(60,009)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	7,205	(3)

COMPREHENSIVE LOSS	(61,071)	(60,012)

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,646	-

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(64,717)	$(60,012)

Basic and diluted earnings per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	40,657,830	40,645,063

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	COMMON		ADDITIONAL		OTHER	TOTAL
	STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	EQUITY OF	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	THE COMPANY	INTERESTS	TOTAL

BALANCE -November 20, 2008	-	$-	$-	$-	$-	$-	$-	$-

Capital contribution, including
Capital contributed to VIE	40,645,063	40,645	490,117			530,762		530,762
Noncontrolling interests						-	26,527	26,527
Net loss				(60,009)		(60,009)		(60,009)
Foreign currency translation adjustments					(3)	(3)		(3)

BALANCE - June 30, 2009	40,645,063	40,645	490,117	(60,009)	(3)	470,750	26,527	497,277

Common stock issued for services	20,000	20	2,580			2,600	36,650	2,600
Capital contribution to VIE			696,350			696,350		733,000
Capital contribution			75,380			75,380		75,380
Net loss				(68,276)		(68,276)	434	(67,842)
Foreign currency translation adjustments					6,845	6,845	360	7,205

BALANCE - JUNE 30, 2010	40,665,063	$40,665	$1,264,427	$(128,285)	$6,842	$1,183,649	$63,971	$1,247,620

See Notes to Financial Statements

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

		THE PERIOD FROM
		INCEPTION
	FOR THE YEAR ENDED	(NOVEMBER 20, 2008)
	JUNE 30,	TO JUNE 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(68,276)	$(60,009)
Adjustments to reconcile net loss to net cash used
in operating activities:
Net income attributable to noncontrolling interests	434	890
Depreciation and amortization	16,775	-
Deferred tax	(10,974)	-
cash used in operating assets and liabilities:
Accounts receivable	32,938	(32,759)
Inventory	23,166	(326,937)
Advance to supplier	(92,357)	(146,399)
Contract deposit	(132,570)	-
Prepaid exenses and other sundry current assets	(3,553)	(15,830)
Accrued expeses and other sundry current liabilities	27,563	49,763
NET CASH USED IN OPERATING ACTIVITIES	(206,854)	(531,281)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(591,537)	-
NET CASH USED IN INVESTING ACTIVITIES	(591,537)	-

FINANCING ACTIVITIES:
Contribution from non-controlling interest	36,650	25,637
Capital contribution	771,730	530,762
NET CASH PROVIDED BY FINANCING ACTIVITIES	808,380	556,399

EFFECT OF EXCHANGE RATE ON CASH	7,080	(3)

INCREASE IN CASH	17,069	25,115

CASH - BEGINNING OF PERIOD	25,115	-

CASH - END OF PERIOD	$42,184	$25,115

Supplemental disclosures of cash flow information:
Cash paid for income tax	$22,995	$11,922

Supplemental disclosures of noncash investing and financing transactions:
Issuance of common stock for service provided	$2,600	$-

Non-cash investing activities:
Acquisition of property charged to accrued expenses	$0	$586,000

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

	June 30,2010	June 30, 2009
Total current assets	$592,341	$525,379
Total assets	1301,673	1,111,379
Total current liabilities	52,451	607,738
Total liabilities	52,451	607,738

The Consulting Agreement between Leling Jinzanghuang and Beijing Taibodekang requires that, in payment for the consulting services provided by Beijing Taibodekang, Leling Jinzanghuang will pay fees to Beijing Taibodekang equal to:

•	10,000 RMB per month, plus
•	95% of the annual gross profit of Leling Jinzanghuang.

The Consulting Agreement also provides, however, that Beijing Taibodekang will reimburse Leling Jinzanghuang for the amount of any net loss incurred by Leling Jinzanghuang during the period when it is managed by Beijing Taibodekang.  Because Leling Jinzanghuang incurred net losses in both of the years ended June 30, 2010 and 2009, no fees have been paid by Leling Jinzanghuang to Beijing Taibodekang for services in either of those years.

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

Shipping and handling costs

In accordance with ASC 605-45-45, all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

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

Deferred income taxes

The Company accounts for income taxes in accordance with with the FASB ASC 740-10-25, which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740-10-25 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Statement of Cash Flows

In accordance with ASC 230 “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.
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

3              RELATED PARTY TRANSACTIONS

All of the products that the Company distributes are manufactured by one supplier, Shandong Jinzanghuang (Tibet) Pharmaceutical Co., Ltd. (“Shandong Jinzanghuang”).  Xue Bangyi, who is the Company’s CEO, owns 91% of the registered capital of Shandong Jinzanghuang and also serves as CEO of that entity.  The Company entered into a three-year distribution contract with Shandong Jinzanghuang on November 21, 2008, which provides Leling JZH non-exclusive marketing rights.  The agreement provides that Shandong Jinzanghuang will deliver products in response to orders received from Leling JZH.  The agreement gives Shandong Jinzanghuang the right to fix the price it charges, although it is required to provide Leling JZH timely notice of any price increase.  In addition, Shandong Jinzanghuang retains ownership of all of the patent rights, trademark rights and other intellectual property rights related to the sold products.  Under this agreement, each party has the right to terminate the contract, provided that sixty-day written notice in advance is given to the other party.

Since initiating operations in December 2008, Leling JZH has advanced sums to Shandong Jinzanghuang in prepayment of the wholesale price of the goods that Leling JZH distributes.  The payments by Leling JZH to Shandong Jinzanghuang are recorded on the Company’s books as “advance to supplier - related party.” When goods are delivered giving rise to a payment obligation by Leling JZH to Shandong Jinzanghuang, the contract price is reclassified to cost of goods sold.  During the years ended June 30, 2010 and 2009, Leling JZH made cash payments to Shandong Jinzanghuang totaling $535,704 and $800,763, respectively.

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

9.                      RESTATEMENT

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

The effect of the restatement on the balance sheet is shown in the table below.

	As Originally Reported	As Restated
Contract deposit - current portion	$132,570	$14,730
Total current assets	750,309	632,469
Contract deposit - non-current	--	117,840
Additional paid-in capital	568,077	1,264,427
Accumulated other comprehensive income	3,556	6,842
Total shareholders’ equity of the Company	484,013	1,183,649
Non-controlling interest	763,607	63,971

The effect of the restatement on the statement of cash flows is shown in the table below.

	As Originally Reported	As Restated
Financing activities
Contribution from non-controlling interest	$733,000	$36,650
Capital contribution	75,380	771,730

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