Form 10-Q
period 2011-12-31
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2012-02-16
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer         Accelerated filer         Non-accelerated filer         Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 16, 2012
Common Voting Stock: 40,665,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2011

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December31,	June30,
	2011	2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$5,249,023	$2,176,655
Accounts receivable	903,324	482,263
Due from related party	266,043	265,102
Contract deposit	-	135,376
Prepaid expenses and other current assets	4,013	24,744
Deferred tax assets	93,247	91,177
TOTAL CURRENT ASSETS	6,515,650	3,175,317

Property and equipment, net of accumulated depreciation	410,946	409,554
Intangible assets, net of accumulated amortization	191,344	188,739

TOTAL ASSETS	$7,117,940	$3,773,610

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to related party	$36,630	$35,910
Accrued expenses and other current liabilities	524,648	526,510

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	561,278	562,420

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,665,063 and 40,665,063 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	40,665	40,665
Additional paid-in capital	1,264,427	1,264,427
Retained earnings	4,704,040	1,644,015
Accumulated other comprehensive income	221,217	100,657

TOTAL STOCKHOLDERS' EQUITY OF THE COMPANY	6,230,349	3,049,764

Non-controlling interests	326,313	161,426

TOTAL STOCKHOLDERS' EQUITY	6,556,662	3,211,190

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,117,940	$3,773,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
REVENUE
Pharmaceutical products	$-	$-	$-	$26,673
Services	2,659,182	553,038	5,223,765	553,038
	2,659,182	553,038	5,223,765	579,711
COST OF SALES
Pharmaceutical products	-	-	-	24,299
Services	441,349	68,872	675,181	68,872
Business and sales related tax	148,830	-	278,142	-
	590,179	68,872	953,323	93,171

GROSS PROFIT	2,069,003	484,166	4,270,442	486,540

COSTS AND EXPENSES
General and Administrative Expenses	72,514	64,858	187,153	98,737
OPERATING INCOME	1,996,489	419,308	4,083,289	387,803

OTHER INCOME	6,348	-	7,402	-

INCOME BEFORE INCOME TAX	2,002,837	419,308	4,090,691	387,803

INCOME TAX	397,729	106,993	873,295	100,060

NET INCOME	1,605,108	312,315	3,217,396	287,743

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	74,695	15,995	157,371	14,437

NET INCOME ATTRIBUTABLE TO THE COMPANY	1,530,413	296,320	3,060,025	273,306

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	56,457	20,011	128,076	39,938

COMPREHENSIVE INCOME	1,586,870	316,331	3,188,101	313,244

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	2,823	10,512	7,516	26,581

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,584,047	$305,819	$3,180,585	$286,663

Basic and diluted earnings per common share	$0.04	$0.01	$0.08	$0.01

Weighted average number of shares outstanding	40,665,063	40,665,063	40,665,063	40,665,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$3,217,396	$287,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,300	9,456
Amortization of long-term contract	-	7,585
Deferred tax	-	(4,039)
Cash provided by operating assets and liabilities:
Accounts receivable	(408,616)	(243,757)
Inventory	-	24,923
Advance to supplier	-	(7,585)
Contract deposit	149,106	-
Prepaid expenses and other current assets	-	5,639
Accrued expenses and other current liabilities	(422)	121,292
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,968,764	201,257

INVESTING ACTIVITIES:
Repayment for due from related party	7,507	-
NET CASH PROVIDED IN INVESTING ACTIVITIES	7,507	-

EFFECT OF EXCHANGE RATE ON CASH	96,097	3,352

INCREASE IN CASH	3,072,368	204,609

CASH - BEGINNING OF PERIOD	2,176,655	42,184

CASH - END OF PERIOD	$5,249,023	$246,793

Supplemental disclosure of cash flow information:
Cash paid for income tax	$482,943	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

Basis of presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Jinzanghuang Tibet Pharmaceuticals, Inc., its wholly owned subsidiary (BTC) and variable interest entity (Leling JZH).  All inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.  These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The results of operations for the six months ended December 31, 2011 may not be indicative of the results that may be expected for the year ending June 30, 2012.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

1           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Variable Interest Entity

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling minority interests represent the allocation of earnings to the VIE owners who are not at risk for the majority of losses of the VIE, which have been accounted for by using the consolidation method of accounting.

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

	December 31, 2011	June 30, 2011
Total current assets	$6,359,167	$3,127,466
Total assets	7,043,730	3,805,962
Total current liabilities	521,661	557,999
Total liabilities	521,661	557,999

The amounts shown in the above table as of June 30, 2011 include intercompany payables and receivables that have been eliminated in consolidating Leling JZH with the Company. As of December 31, 2011, Leling JZH has settled all its payables and receivables with TMI and Beijing Taibodekang. As of December 31, 2011 and June 30, 2011, $0 and $66,883 were receivable from TMI for expenses paid by Leling JZH. As of December 31, 2011 and June 30, 2011, $0 and $51,675 were payable to Beijing Taibodekang for management fees.

The Consulting Agreement between Leling Jinzanghuang and Beijing Taibodekang requires that, in payment for the consulting services provided by Beijing Taibodekang, Leling Jinzanghuang will pay fees to Beijing Taibodekang equal to:

•	10,000 RMB per month, plus
•	95% of the annual gross profit of Leling Jinzanghuang.

The Consulting Agreement also provides, however, that Beijing Taibodekang will reimburse Leling Jinzanghuang for the amount of any net loss incurred by Leling Jinzanghuang during the period when it is managed by Beijing Taibodekang. As of December 31, 2011, the total management fees accrued are RMB 364,000 ($57,052), which has been settled during the quarter ended December 31, 2011. As of December 31, 2011, the total gross profit of Leling JZH has been consolidated with the Company are $4,852,725 (RMB 30,961,102), which were 95% of the total gross profit of Leling JZH.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

1           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its share-based compensation. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method.

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  The Company’s financial statements have been translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these condensed consolidated financial statements are reflected as accumulated other comprehensive income in stockholders’ equity.

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

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no such additional common shares available for dilution purposes as of December 31, 2011 and 2010.

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

1           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

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

2           CONTRACT DEPOSIT

In August 2009, Leling JZH entered into a 10 year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($149,031) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  As Leling JZH changed its business from distributing Chinese traditional medicines to providing professional service to its customers in October 2010, Leling JZH entered into an oral agreement with Leling BaiCaoYuan to terminate the contract and Leling BaiCaoYuan agreed to refund RMB 1,000,000 ($149,031) back to Leling JZH. As of December 31, 2011, the Company has received the refund of the contract deposit.

3           RELATED PARTY TRANSACTIONS

Until October 2010 the Company’s business consisted exclusively of the distribution of products manufactured by one supplier, Shandong Jinzanghuang (Tibet) Pharmaceutical Co., Ltd. (“Shandong Jinzanghuang”).  Xue Bangyi, who is the Company’s CEO, owns 91% of the registered capital of Shandong Jinzanghuang and also serves as CEO of that entity.  The Company entered into a three-year distribution contract with Shandong Jinzanghuang on November 21, 2008, which provides Leling JZH marketing rights.  This agreement expired without renewal on November 21, 2011.

Since the Company has changed its business from distribution of products manufactured by Shandong Jinzanghuang to providing training and services to sauna stores in October 2010, the Company did not make any payment to Shandong Jinzanghuang after October 2010. The Company has reclassified the total balance outstanding of $266,043 as of December 31, 2011 from “advance to supplier – related party” to “due from related party”. The outstanding balance is unsecured, bearing no interest and due on demand.

As of December 31, 2011, the Company has an aggregate of $36,630 in “due to related party” for expenses paid by a related party on behalf of the Company.  This is unsecured, bears no interest and is due on demand.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

4           PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31, 2011	June 30, 2011

Buildings	$433,430	$422,527
Office equipment	14,616	14,248
	448,046	436,775

Less: accumulated depreciation	37,100	27,221

Property, plant and equipment, net	$410,946	$409,554

Depreciation expense charged to operations was $9,063 and $4,666 for the six months ended December 31, 2011 and 2010, respectively.

5           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2011	June 30, 2011

Accrued payroll	$16,895	$26,271
Taxes payable	460,842	451,076
Accrued expenses	42,604	43,579
Other payables	4,307	5,584

Accrued expenses and other current liabilities	$524, 648	$526,510

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section 1At, entitled “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of Our Business

Jinzanghuang Tibet Pharmaceuticals, Inc. is a holding company whose only asset is an indirect 100% ownership interest in Beijing Taibodekang Consulting Co., Ltd. (“Beijing Taibodekang”), a Wholly Foreign Owned Entity organized under the laws of the People’s Republic of China on December 5, 2008.  On January 4, 2009, Beijing Taibodekang entered into four agreements with Leling Jinzanghuang Biotech Co. Ltd. (“Leling Jinzanghuang”) and with the equity owners in Leling Jinzanghuang.  Three of the agreements were amended and restated on July 24, 2009. Collectively, the agreements provide Beijing Taibodekang exclusive control over the business of Leling Jinzanghuang.  The relationship is one that is generally identified as “entrusted management.”

Since its formation, Leling Jinzanghuang has been involved in the distribution of Tibetan pharmaceutical and nutraceutical products manufactured by Shandong Jinzanghuang, the primary equity owner of which is Xue Bangyi.   Until October 2010 Leling Jinzanghuang served as a distributor of those products.  After achieving modest sales ($26,673) in the first quarter of fiscal 2011, Leling Jinzanghuang suspended its distribution operations in October 2010.  Since October 2010 Leling Jinzanghuang has been exclusively engaged in providing advisory services to sauna stores that purchase sauna care products from Shandong Jinzanghuang.

On October 8, 2010, Leling Jinzanghuang entered into an an agency agreement with Shenyang Jintao Technology Co., Ltd. (“Jintao”), pursuant to which Jintao  has introduced 158 sauna stores to Leling Jinzanghuang by the end of December 2011. Shandong Jinzanghuang sells its Tibetan medicine products to the sauna stores and Leling Jinzanghuang provides training service to each store to coach the store’s employees in methods of integrating the Shandong Jinzanghuang products into the sauna service. Leling Jinzanghuang has paid Jintao a fee, ranging from RMB 8,000 ($1,569) to RMB 8,800 ($1,380) for each store Jintao has introduced.

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

Results of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the 6 months ended December 31, 2011 and 2010 respectively.

	For the 6 months ended December 31
			Change
	2011	2010	Amount	%
Revenue	5,223,765	579,711	4,644,054	801%
Cost of goods sold	953,323	93,171	860,152	923%
Gross profit	4,270,442	486,540	3,783,902	778%
Operating expenses	187,153	98,737	88,416	90%
Operating income/(loss)	4,083,289	387,803	3,695,486	953%
Net profit/(loss)	3,060,025	273,306	2,786,719	1020%

Revenues

Through September 2010, our revenue arose from the resale of Tibetan pharmaceutical and health products manufactured by Shandong Jinzanghuang. During the first quarter of fiscal year 2011 we sold health products for $26,673, and obtained a gross profit of $2,374 on the sales. At the end of that quarter, however, we suspended our resale operations and initiated the sauna store program that now provides our revenue.  During the quarter ended December 31, 2011, our revenue from the sauna stores program was $553,038 from 50 sauna stores. . Since then we have expanded the program to include 158 sauna stores.  As a result, during the six months ended December 31, 2011, our revenue from the sauna stores program was $5,223,765, an increase of 801% from the first half of fiscal 2011.

Our sauna store program began in October 2010 with a trial group of 50 sauna stores.  At the end of December 2010 we added another 50 stores to our program, and then added another 50 at the end of March 2011.  As a result, during fiscal 2011, our revenue from advisory services increased from quarter to quarter.  The revenue growth was roughly proportionate to the growth in number of stores, except that the third quarter in 2011 was particularly profitable.  This occurred because the Chinese Spring Festival, which occurs during that quarter, affords most Chinese workers from one to two weeks of vacation, during which time the sauna stores experience a sharp increase in business.

We added eight new stores in the quarter ended September 30, 2011, which contributed only $21,789 to our revenue.  Nevertheless revenue grew sharply in the six months ended December 31, 2011.  The increase was primarily caused by a marked increase in per store revenue, which we attribute to growing awareness of our product line.  Our revenue from the sauna stores program for the first two quarters of fiscal 2012 was $$2,564,583 and 2,659,182, respectively, totaling $5,223,765 for the six months ended December 31, 2011.

The following table shows the elements that have contributed to the growth in our revenue over the past five fiscal quarters.

	Fiscal 2011			Fiscal 2012
	Q2	Q3	Q4	Q1	Q2
Service fees from sauna stores	554,543	1,419,313	1,715,454	2,564,583	2,659,182
Quantity of sauna stores	50	100	150	158	158
Average revenue per store	11,091	14,193	11,436	16,232	16,830

Gross profit

The change in our business model to the sauna store program has resulted in a marked improvement in our gross margin.  Because we have no cost of goods sold, our cost of sales is primarily direct labor and taxes.  As a result, during the six months ended December 31, 2010, we realized a gross margin of 84% (which included the minor product resale transactions in the first quarter of that year).   Our revenue during the six months ended December 31, 2011 yielded a gross margin of 82%.

Operating expenses

The Company’s operating expenses increased from $98,737 for the six months ended December 31, 2010 to $187,153 for the six months ended December 31, 2011, an increase of 90%. Most of those expenses are employee wages and office expenses. The fact that we have been able to increase revenue several-fold with only a modest increase in our general and administrative expenses reflects the lower costs involved in the sauna service business, where Shandong JZH and our agent provide most of the marketing services.

After deducting the aforesaid operating expenses from our gross profit, the Company recorded $4,083,289 in operating income for the six months ended December 31, 2011. This represented an increase of $3,695,486 or 953% comparing with the six months ended December 31, 2010.

Net income

Our Chinese operating entity, Leling Jinzanghuang, is subject to tax in China at the statutory rate of 25% of income calculated in accordance with Chinese accounting principles.  Accordingly, for the six months ended December, 2011 we accrued an income tax expense of $873,295.  After deducting that accrual, the Company reported net income of $3,217,396 ($0.08 per share) for the six months ended December, 2011.  For the six months ended December 31, 2010, we accrued an income tax expense of $100,060 and generated a net income of $287,743 ($0.00 per share).  Our quarterly net income was $1,605,108 ($.04 per share) for the three months ended December 31, 2011, and $312,315 ($0.00 per share) for the three months ended December 31, 2010.

The entrusted management agreements assign to Beijing Taibodekang only 95% of the income generated from Leling Jinzanghuang.  For that reason, we deducted a “non-controlling interest” of $157,371 before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the six months ended December 31, 2011 was $3,060,025, representing $0.08 per share.  For the six months ended December 31, 2010, we deducted a “non-controlling interest” of $14,437 and the net income attributable to the Company was $273,306.

Liquidity and Capital Resources

To date, our operations have been funded by contributions to capital by our founders and by the net cash provided by our operations.  As a result, at December 31, 2011 we had no bank debt and only a $36,630 obligation to a related party. At the same time, we had $5,249,023 in cash at December 31, 2011 as well as working capital totaling $5,954,372, an increase of $3,341,475 since our last fiscal year ended on June 30, 2011.  So our capital resources are more than sufficient to fund our operations for the coming year as they are currently structured.

During the six months ended December 31, 2011, our operating activities provided $2,968,764 in net cash, compared to $201,257 in net cash during the six months ended December 31, 2010, an increase of $2,767,507 or 1,375%.  The net cash provided in the recent period was slightly lower than our net income for these six months due to the increase in accounts receivable.

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

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

   None.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2012.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Reserved.

Item 5.             Other Information.

None.

Item 6.                                                           Exhibits

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Rule 13a-14(b) Certification

101 ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: February 16, 2012	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

By: /s/ Eva Deng
Eva Deng, Chief Financial Officer, Chief Accounting Officer