Form 10-Q/A
period 2010-09-30
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2012-04-09
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

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

NOVEMBER 03, 2010
Common Voting Stock: 40,665,063

AMENDMENT NO. 1

The amendment is being filed in order to:

•	restate the balance sheet as described in Note 8 to the Financial Statements;”
•	modify Item 2, “Management’s Discussion,” to add disclosure regarding the variable interest entity relationship with the Company’s operating entity;
•	modify Note 2 to the Financial Statements to add disclosure regarding the variable interest entity relationship;
•	Add Note 4 to the Financial Statements; and
•	revise management’s evaluation of disclosure controls and procedures in Item 9A, “Controls and Procedures.”

No other material changes have been made to the disclosure, nor has the disclosure been updated.  For current information regarding the Company, reference should be made to the more recent filings by the Company on EDGAR.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

TABLE OF CONTENTS

Page(s)

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and June 30, 2010	2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Three Months Ended September 30, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-7

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS:
Cash	$30,192	$42,184
Accounts receivable	14,371	-
Inventory	285,941	305,557
Advance to supplier - related party	250,944	239,555
Contract deposit - current	14,970	14,730
Prepaid expenses and other sundry current assets	13,453	15,351
Deferred tax assets	22,025	15,092
TOTAL CURRENT ASSETS	631,896	632,469

LONT-TERM ASSETS:
Property and equipment, net of accumulated depreciation and amortization	581,494	576,762
Long-term contract	116,018	117,840
TOTAL LONG-TERM ASSETS	697,512	694,602

TOTAL ASSETS	$1,329,408	$1,327,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other sundry current liabilities	$86,433	$79,451

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	86,433	79,451

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value,
300,000,000 shares authorized,
40,665,063 shares issued and outstanding	40,665	40,665
Additional paid-in capital	1,264,427	1,264,427
Accumulated deficit	(151,299)	(128,285)
Accumulated other comprehensive income	10,700	6,842

TOTAL STOCKHOLDERS' EQUITY OF JINZANGHUANG TIBET PHARMACEUTICALS, INC.	1,164,493	1,183,649

NONCONTROLLING INTEREST IN SUBSIDIARY	78,482	63,971

TOTAL STOCKHOLDERS' EQUITY	1,242,975	1,247,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,329,408	$1,327,071

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

	September 30,2010	June 30, 2010
Total current assets	$641,242	$646,451
Total assets	1,353,724	1,355,783
Total current liabilities	85,776	77,137
Total liabilities	85,776	77,137

The Consulting Agreement between Leling Jinzanghuang and Beijing Taibodekang requires that, in payment for the consulting services provided by Beijing Taibodekang, Leling Jinzanghuang will pay fees to Beijing Taibodekang equal to:

•	10,000 RMB per month, plus
•	95% of the annual gross profit of Leling Jinzanghuang.

The Consulting Agreement also provides, however, that Beijing Taibodekang will reimburse Leling Jinzanghuang for the amount of any net loss incurred by Leling Jinzanghuang during the period when it is managed by Beijing Taibodekang.  Because Leling Jinzanghuang incurred net losses in both of the periods ended September 30, 2010 and 2009, no fees have been paid by Leling Jinzanghuang to Beijing Taibodekang for services in either of those periods.

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

 4               RELATED PARTY TRANSACTIONS

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

Since initiating operations in December 2008, Leling JZH has advanced sums to Shandong Jinzanghuang in prepayment of the wholesale price of the goods that Leling JZH distributes.  The payments by Leling JZH to Shandong Jinzanghuang are recorded on the Company’s books as “advance to supplier - related party.” When goods are delivered giving rise to a payment obligation by Leling JZH to Shandong Jinzanghuang, the contract price is reclassified to cost of goods sold.  During the three months ended September 30, 2010, Leling JZH made cash payments to Shandong Jinzanghuang totaling $7,526.

5                CONCENTRATIONS

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

6                TAXES

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

7                  SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through the date that these financial statements were issued.  There were no material subsequent events as of that date.

8.                 RESTATEMENT

The balance sheet as of September 30, 2010 presented herein has been restated.  The restatements were made to:reallocate the contributed capital between the Company and Leling JZH. The Company has changed its classification of an equity contribution of $733,000 to Leling JZH from a contribution by non-controlling interest to a capital contribution to the Company. This classification results from the fact that the contribution was made by the controlling shareholder of the company who is also a 97% legal owner of Leling JZH, whereby the substance of the transaction is an equity contribution to the Company.

The effect of the restatement on the balance sheet is shown in the table below.

	As Originally Reported	As Restated
Additional paid-in capital	568,077	1,264,427
Total shareholders’ equity of the Company	464,857	1,164,493
Non-controlling interest	778,118	78,482

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

For the three months ended September 30, 2010, net cash used in operating activities was $12,087.  Our working capital at September 30, 2010 totalled $545,463, which means that we are capable of funding a significant expansion from our current level of operations. The primary components of our working capital are inventory at $285,941 and advance to supplier at $250,944.

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