Form 10-Q/A
period 2010-12-31
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2012-04-09
CIK 910832

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

TABLE OF CONTENTS

Page(s)

Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and June 30, 2010	2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-7

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS:
Cash	$246,793	$42,184
Accounts receivable	243,757	-
Inventory	289,761	305,557
Advance to supplier - related party	254,296	239,555
Contract deposit - current	15,170	14,730
Prepaid expenses and other sundry current assets	10,164	15,351
Deferred tax assets	19,131	15,092
TOTAL CURRENT ASSETS	1,079,072	632,469

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation and amortization	584,535	576,762
Long-term contract	113,775	117,840
TOTAL LONG-TERM ASSETS	698,310	694,602

TOTAL ASSETS	$1,777,382	$1,327,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other sundry current liabilities	$202,081	$79,451

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	202,081	79,451

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,665,063 shares issued and outstanding at December 31, 2010 and June 30, 2010	40,665	40,665
Additional paid-in capital	1,264,427	1,264,427
Retained earnings (Accumulated deficit)	145,021	(128,285)
Accumulated other comprehensive income	20,199	6,842

TOTAL STOCKHOLDERS' EQUITY OF JINZANGHUANG TIBET PHARMACEUTICALS, INC.	1,470,312	1,183,649

NONCONTROLLING INTEREST IN SUBSIDIARY	104,989	63,971

TOTAL STOCKHOLDERS' EQUITY	1,575,301	1,247,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,777,382	$1,327,071

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

Variable Interest Entity

The accounts of Leling JZH have been consolidated with the accounts of the Company because Leling JZH is a variable interest entity with respect to Beijing Taibodekang, which is a wholly-owned subsidiary of the Company.  Beijing Taibodekang has a contractual obligation to provide management services to Leling JZH, and the management of the operations of Leling JZH is carried out by Company personnel in fulfillment of that obligation.  Beijing Taibodekang also has a contractual obligation to reimburse Leling JZH for any losses incurred as a result of the operations of Leling JZH, and the Company’s principal shareholders have caused funds to be contributed to Leling JZH during the years ended June 30, 2010 and 2009 in satisfaction of that obligation.  The carrying amount and classification of Leling JZH’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,2010	June 30, 2010
Total current assets	$1,097,800	$646,451
Total assets	1,811,279	1,355,783
Total current liabilities	203,195	77,137
Total liabilities	203,195	77,137

The Consulting Agreement between Leling Jinzanghuang and Beijing Taibodekang requires that, in payment for the consulting services provided by Beijing Taibodekang, Leling Jinzanghuang will pay fees to Beijing Taibodekang equal to:

•	10,000 RMB per month, plus
•	95% of the annual gross profit of Leling Jinzanghuang.

The Consulting Agreement also provides, however, that Beijing Taibodekang will reimburse Leling Jinzanghuang for the amount of any net loss incurred by Leling Jinzanghuang during the period when it is managed by Beijing Taibodekang.  Because Leling Jinzanghuang incurred a net loss in the six month period ended December 31, 2009, no fees have been paid by Leling Jinzanghuang to Beijing Taibodekang for services in that period.  A fee has been accrued for services in the nine month period ended December 31, 2010, but no amount has yet been paid.

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

Since initiating operations in December 2008, Leling JZH has advanced sums to Shandong Jinzanghuang in prepayment of the wholesale price of the goods that Leling JZH distributes.  The payments by Leling JZH to Shandong Jinzanghuang are recorded on the Company’s books as “advance to supplier - related party.” When goods are delivered giving rise to a payment obligation by Leling JZH to Shandong Jinzanghuang, the contract price is reclassified to cost of goods sold.  During the six months ended December 31, 2010, Leling JZH made cash payments to Shandong Jinzanghuang totaling $7,526.

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

8.             RESTATEMENT

The balance sheet as of December 31, 2010 presented herein has been restated.  The restatements were made to:reallocate the contributed capital between the Company and Leling JZH. The Company has changed its classification of an equity contribution of $733,000 to Leling JZH from a contribution by non-controlling interest to a capital contribution to the Company. This classification results from the fact that the contribution was made by the controlling shareholder of the company who is also a 97% legal owner of Leling JZH, whereby the substance of the transaction is an equity contribution to the Company.

The effect of the restatement on the balance sheet is shown in the table below.

	As Originally Reported	As Restated
Additional paid-in capital	568,077	1,264,427
Total shareholders’ equity of the Company	770,676	1,470,312
Non-controlling interest	804,625	104,989

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On October 8, 2010,   Leling JZH entered into an agency agreement with Shenyang Jintao Technology Co., Ltd., which has  introduced 50 sauna stores to Shandong JZH and Leling JZH. Shandong JZH sells its Tibetan medicine products to the sauna stores and Leling JZH provides training service to each store to coach how to provide sauna service through using the products sold byShandong JZH. At each month end, each store sends a usage record to Leling JZH. Leling JZH also makes a physical inventory count quarterly to compare remaining inventory with the quantity delivered by Shandong JZH. According to the agreement signed with each store, once products are used, each sauna store will pay 40% of the total sauna service fee to Leling JZH.    This arrangement provides Leling JZH with a revenue stream for which it incurs very little direct cost, as the product manufacture and distribution is entirely the responsibility of Shandong JZH. In addition, entry into this new market has not forced us to incur significant start-up costs, as we have used the same employees and same facilities for the sauna market as carried on our prior product distribution activities.

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

Our working capital at December 31, 2010 totaled $876,991, which means that we are capable of funding a significant expansion from our current level of operations.  Included in working capital at December 31, 2010 was an advance payment to our supplier in the amount of $254,296. The recipient of this advance payment is Shandong JZH, our primary source of distributed products, from whom we expect to purchase products in the future when we are able to fund an expansion of our product sales efforts. To maintain a long-term relationship with our vendors, we need to make advances months ahead. The advances to the supplier are interest free.

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