Form 10-Q/A
period 2011-03-31
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2012-04-09
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amemdment No. 1)

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

TABLE OF CONTENTS

Page(s)

Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and June 30, 2010	2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2011 and 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-7

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash	$1,036,932	$42,184
Accounts receivable	513,867	-
Inventory	290,716	305,557
Advance to supplier - related party	255,134	239,555
Contract deposit - current	15,220	14,730
Prepaid expenses and other current assets	58,862	15,351
Deferred tax assets	9,012	15,092
TOTAL CURRENT ASSETS	2,179,743	632,469

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation and amortization	584,992	576,762
Contract deposit	110,345	117,840
TOTAL LONG-TERM ASSETS	695,337	694,602

TOTAL ASSETS	$2,875,080	$1,327,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$415,626	$79,451

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	415,626	79,451

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value,
300,000,000 shares authorized,
40,665,063 shares issued and outstanding
at March 31, 2011 and June 30, 2010, respectively	40,665	40,665
Additional paid-in capital	1,264,427	1,264,467
Retained earnings (Accumulated deficit)	964,188	(128,285)
Accumulated other comprehensive income	38,050	6,824

TOTAL STOCKHOLDERS' EQUITY OF JINZANGHUANG TIBET PHARMACEUTICALS, INC.	2,307,330	1,183,649

NONCONTROLLING INTEREST IN SUBSIDIARY	152,124	63,971

TOTAL STOCKHOLDERS' EQUITY	2,459,454	1,247,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,875,080	$1,327,071

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

	March 31,2011	June 30, 2010
Total current assets	$2,211,356	$646,451
Total assets	2,921,914	1,355,783
Total current liabilities	418,629	77,137
Total liabilities	418,629	77,137

The Consulting Agreement between Leling Jinzanghuang and Beijing Taibodekang requires that, in payment for the consulting services provided by Beijing Taibodekang, Leling Jinzanghuang will pay fees to Beijing Taibodekang equal to:

•	10,000 RMB per month, plus
•	95% of the annual gross profit of Leling Jinzanghuang.

The Consulting Agreement also provides, however, that Beijing Taibodekang will reimburse Leling Jinzanghuang for the amount of any net loss incurred by Leling Jinzanghuang during the period when it is managed by Beijing Taibodekang.  Because Leling Jinzanghuang incurred a net loss in the nine month period ended March 31, 2010, no fees have been paid by Leling Jinzanghuang to Beijing Taibodekang for services in that period.  A fee has been accrued for services in the nine month period ended March 31, 2011, but no amount has yet been paid.

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

Since initiating operations in December 2008, Leling JZH has advanced sums to Shandong Jinzanghuang in prepayment of the wholesale price of the goods that Leling JZH distributes.  The payments by Leling JZH to Shandong Jinzanghuang are recorded on the Company’s books as “advance to supplier - related party.” When goods are delivered giving rise to a payment obligation by Leling JZH to Shandong Jinzanghuang, the contract price is reclassified to cost of goods sold.  During the nine months ended March 31, 2011, Leling JZH made cash payments to Shandong Jinzanghuang totaling $7,526.

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

8.             RESTATEMENT

The balance sheet as of March 31, 2011 presented herein has been restated.  The restatements were made to:reallocate the contributed capital between the Company and Leling JZH. The Company has changed its classification of an equity contribution of $733,000 to Leling JZH from a contribution by non-controlling interest to a capital contribution to the Company. This classification results from the fact that the contribution was made by the controlling shareholder of the company who is also a 97% legal owner of Leling JZH, whereby the substance of the transaction is an equity contribution to the Company.

The effect of the restatement on the balance sheet is shown in the table below.

	As Originally Reported	As Restated
Additional paid-in capital	568,077	1,264,427
Total shareholders’ equity of the Company	1,607,694	2,307,330
Non-controlling interest	851,760	152,124

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

At times throughout this Report we will use the term “Company” to refer to the four entities mentioned above as a single entity, which is a consolidated entity for financial reporting purposes.  References to the “business of the Company” and the like, however, all refer to the business carried out by Leling Jinzanghuang, which is the only one of the four consolidated entities that carries on business operations

The accounting effect of the Entrusted Management Agreements between Beijing Taibodekang and Leling Jinzanghuang is to cause the balance sheets and financial results of Leling Jinzanghuang to be consolidated with those of Beijing Taibodekang, with respect to which Leling Jinzanghuang is now a variable interest entity.  Since the parties to the Entrusted Management Agreements were both controlled by Xue Bangyi, who is CEO of both Beijing Taibodekang and Leling Jinzanghuang, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Leling Jinzanghuang since its inception.

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

Our working capital at March 31, 2011 totaled $1,764,117, which means that we are capable of funding a significant expansion from our current level of operations.  Included in working capital at March 31, 2011 was an advance payment to our supplier in the amount of $255,134. The recipient of this advance payment is Shandong JZH, our primary source of distributed products, from whom we expect to purchase products in the future when we are able to fund an expansion of our product sales efforts. To maintain a long-term relationship with our vendors, we need to make advances months ahead. The advances to the supplier are interest free.

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