Form 10-Q
period 2012-03-31
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2012-05-17
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

May 17, 2012
Common Voting Stock: 40,665,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31,	June 30,
	2012	2011
CURRENT ASSETS:
Cash	$6,863,531	$2,176,655
Accounts receivable	903,220	482,263
Due from related party	266,322	265,102
Contract deposit	-	135,376
Prepaid expenses and other current assets	4,016	24,744
Deferred tax assets	10,974	91,177
TOTAL CURRENT ASSETS	8,048,063	3,175,317

Property and equipment, net of accumulated depreciation	406,784	409,554
Intangible assets, net of accumulated amortization	190,537	188,739

TOTAL ASSETS	$8,645,384	$3,773,610

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to related party	$36,630	$35,910
Accrued expenses and other current liabilities	625,321	526,510

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	661,951	562,420

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,665,063 and 40,665,063 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	40,665	40,665
Additional paid-in capital	1,264,427	1,264,427
Retained earnings	6,050,478	1,644,015
Accumulated other comprehensive income	230,261	100,657

TOTAL STOCKHOLDERS' EQUITY OF THE COMPANY	7,585,831	3,049,764

Non-controlling interests	397,602	161,426

TOTAL STOCKHOLDERS' EQUITY	7,983,433	3,211,190

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,645,384	$3,773,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
REVENUE
Pharmaceutical products	$-	$-	$-	$26,997
Services	2,712,438	1,329,240	7,936,203	1,881,954
	2,712,438	1,329,240	7,936,203	1,908,951
COST OF SALES
Pharmaceutical products	-	-	-	24,594
Services	442,447	63,436	1,117,628	132,013
Business and sales related tax	152,552	-	430,694	-
	594,999	63,436	1,548,322	156,607

GROSS PROFIT	2,117,439	1,265,804	6,387,881	1,752,344

COSTS AND EXPENSES
General and administrative expenses	128,483	113,489	315,636	212,226
OPERATING INCOME	1,988,956	1,152,315	6,072,245	1,540,118

OTHER INCOME	6,583	-	13,986	-

INCOME BEFORE INCOME TAX	1,995,539	1,152,315	6,086,231	1,540,118

INCOME TAX	578,288	289,451	1,451,583	389,511

NET INCOME	1,417,251	862,864	4,634,648	1,150,607

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	70,813	43,697	228,184	58,134

NET INCOME ATTRIBUTABLE TO THE COMPANY	1,346,438	819,167	4,406,464	1,092,473

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	1,528	21,289	129,604	61,227

COMPREHENSIVE INCOME	1,347,966	840,456	4,536,068	1,153,700

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,588	3,438	7,992	30,019

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,346,378	$837,018	$4,528,076	$1,123,681

Basic and diluted earnings per common share	$0.03	$0.02	$0.11	$0.03

Weighted average number of shares outstanding	40,665,063	40,665,063	40,665,063	40,665,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	NINE MONTHS ENDED MARCH 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$4,634,648	$1,150,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,887	14,320
Amortization of long-term contract	-	11,415
Deferred tax	81,545	6,080
Changes in operating assets and liabilities:
Accounts receivable	(407,993)	(513,867)
Inventory	-	25,005
Advance to supplier	-	(7,610)
Contract deposit	149,262	-
Prepaid expenses and other current assets	-	(43,009)
Accrued expenses and other current liabilities	99,700	334,673
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,574,049	977,614

INVESTING ACTIVITIES:
Due from related party	7,440	-
Acquisition of property and equipment	-	(3,364)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,440	(3,364)

EFFECT OF EXCHANGE RATE ON CASH	105,387	20,498

INCREASE IN CASH	4,686,876	994,748

CASH - BEGINNING OF PERIOD	2,176,655	42,184

CASH - END OF PERIOD	$6,863,531	$1,036,932

Supplemental disclosures of cash flow information:
Cash paid for income tax	$1,284,289	$100,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

Basis of presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Jinzanghuang Tibet Pharmaceuticals, Inc., its wholly owned subsidiary (BTC) and variable interest entity (Leling JZH).  All inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.  These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the period have been included. The results of operations for the nine months ended March 31, 2012 may not be indicative of the results that may be expected for the year ending June 30, 2012.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

	March 31, 2012	June 30, 2011
Total current assets	$7,970,026	$3,127,466
Total assets	8,567,346	3,805,962
Total current liabilities	619,552	557,999
Total liabilities	619,552	557,999

The amounts shown in the above table as of June 30, 2011 include intercompany payables and receivables that have been eliminated in consolidating Leling JZH with the Company. As of March 31, 2012, Leling JZH has settled all its payables and receivables with TMI and Beijing Taibodekang. As of March 31, 2012 and June 30, 2011, $0 and $66,883 were receivable from TMI for expenses paid by Leling JZH. As of March 31, 2012 and June 30, 2011, $0 and $51,675 were payable to Beijing Taibodekang for management fees.

The Consulting Agreement between Leling Jinzanghuang and Beijing Taibodekang requires that, in payment for the consulting services provided by Beijing Taibodekang, Leling Jinzanghuang will pay fees to Beijing Taibodekang equal to:

•	10,000 RMB per month, plus
•	95% of the annual gross profit of Leling Jinzanghuang.

The Consulting Agreement also provides, however, that Beijing Taibodekang will reimburse Leling Jinzanghuang for the amount of any net loss incurred by Leling Jinzanghuang during the period when it is managed by Beijing Taibodekang. As of March 31, 2012, the total gross profit of Leling JZH has been consolidated with the Company are $6,198,181 (RMB 39,445,453), which were 95% of the total gross profit of Leling JZH.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (“RMB”).  The Company’s financial statements have been translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these condensed consolidated financial statements are reflected as accumulated other comprehensive income in stockholders’ equity.

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

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no such additional common shares available for dilution purposes as of March 31, 2012 and 2011.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

2           CONTRACT DEPOSIT

In August 2009, Leling JZH entered into a 10 year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($149,031) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  As Leling JZH changed its business from distributing Chinese traditional medicines to providing professional service to its customers in October 2010, Leling JZH entered into an oral agreement with Leling BaiCaoYuan to terminate the contract and Leling BaiCaoYuan agreed to refund RMB 1,000,000 ($149,031) back to Leling JZH. As of March 31, 2012, the Company has received the refund of the contract deposit.

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

Since the Company has changed its business from distribution of products manufactured by Shandong Jinzanghuang to providing training and services to sauna stores in October 2010, the Company did not make any payment to Shandong Jinzanghuang after October 2010. The Company has reclassified the total balance outstanding of $266,043 as of March 31, 2012 from “advance to supplier – related party” to “due from related party”. The outstanding balance is unsecured, bears no interest and due on demand.

As of March 31, 2012, the Company has an aggregate of $36,630 in “due to related party” for expenses paid by a related party on behalf of the Company.  This is unsecured, bears no interest and is due on demand.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

4           PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:
	March 31, 2012	June 30, 2011

Buildings	$433,885	$422,527
Office equipment	14,632	14,248
	448,517	436,775

Less: accumulated depreciation	41,733	27,221

Property, plant and equipment, net	$406,784	$409,554

Depreciation expense charged to operations was $13,647 and $8,207 for the nine months ended March 31, 2012 and 2011, respectively.

5            ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:
	March 31, 2012	June 30, 2011

Accrued payroll	$16,134	$26,271
Taxes payable	561,598	451,076
Accrued expenses	43,279	43,579
Other payables	4,310	5,584

Accrued expenses and other current liabilities	$625,321	$526,510

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section 1A, entitled “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.   Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

On October 8, 2010, Leling Jinzanghuang entered into an agency agreement with Shenyang Jintao Technology Co., Ltd. (“Jintao”), pursuant to which Jintao  had introduced 158 sauna stores to Leling Jinzanghuang by the end of calendar year 2011. Shandong Jinzanghuang sells its Tibetan medicine products to the sauna stores and Leling Jinzanghuang provides training service to each store to coach the store’s employees in methods of integrating the Shandong Jinzanghuang products into the sauna service. Leling Jinzanghuang has paid Jintao a fee, ranging from RMB 8,000 ($1,255) to RMB 8,800 ($1,381) for each store Jintao has introduced.

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

Results of Operations

The following tables present certain consolidated statements of operations information. Financial information is presented for the nine months ended March 31, 2012 and 2011, respectively.

	For the 9 months ended March 31,
			Change
	2012	2011	Amount	%
Revenue	7,936,203	1,908,951	6,027,252	316%
Cost of goods sold	1,548,322	156,607	1,391,715	889%
Gross profit	6,387,881	1,752,344	4,635,537	265%
Operating expenses	315,636	212,226	103,410	49%
Operating income	6,072,245	1,540,118	4,532,127	294%
Income tax	1,451,583	389,511	1,062,072	273%
Net profit	4,634,648	1,150,607	3,484,041	303%

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

Our sauna store program began in October 2010 with a trial group of 50 sauna stores.  At the end of December 2010 we added another 50 stores to our program, and then added another 50 at the end of March 2011.  As a result, during fiscal 2011, our revenue from advisory services increased from quarter to quarter.  The revenue growth was roughly proportionate to the growth in number of stores, except that the third quarter in 2011 was particularly profitable.  This occurred because the Chinese Spring Festival, which occurs during that quarter, affords most Chinese workers from one to two weeks of vacation, during which time the sauna stores experienced a sharp increase in business.

Since March 2011 we have added only eight more sauna stores, and have retained the original 150. Nevertheless our revenue grew sharply in the nine months ended March 31, 2012 and on a quarter to quarter basis. The increase was primarily caused by a marked increase in per store revenue, which we attribute to growing awareness of our product line. As a result, during the nine months ended December 31, 2011, our revenue from the sauna stores program was $7,936,203, an increase of 316% from the nine months ended March 31, 2011. During the quarter ended March 31, 2012 our revenue was $2,712,438, an increase of 104% from the quarter ended March 31, 2011.

The following table shows the elements that have contributed to the growth in our revenue over the past six fiscal quarters.

	Fiscal 2011			Fiscal 2012
	Q2	Q3	Q4	Q1	Q2	Q3
Service fees from sauna stores	554,543	1,419,313	1,715,454	2,564,583	2,659,182	2,712,438
Quantity of sauna stores	50	100	150	158	158	158
Average revenue per store	11,091	14,193	11,436	16,232	16,830	17,167

Gross profit
The change in our business model to the sauna store program has resulted in a marked improvement in our gross margin.  Because we have no cost of goods sold, our cost of sales is primarily direct labor and taxes. As a result, during the nine months ended March 31, 2011, we realized a gross margin of 92% (which included the minor product resale transactions in the first quarter of that fiscal year).  Our revenue during the nine months ended March 31, 2012 yielded a gross margin of 80%. The primary reason for the reduction in our gross margin ratio is that we have committed additional sales personnel to the program in order to continue the increase in our per-store sales.  In addition, in fiscal year 2012 we are accruing business and sales tax as a quarterly expense, which was $430,694 for the nine months ended March 31, 2012.  During fiscal 2011, we did not record business and sales tax until year end, when we recorded an expense of $220,490 for the year ended June 30, 2011.

Operating expenses
The Company’s operating expenses increased from $212,226 for the nine months ended March 31, 2011 to $315,636 for the nine months ended March 31, 2012, an increase of 49%. For the quarter ended March 31, 2012, the increase was only 13%, from $113,489 in the third quarter of fiscal 2011 to $128,483 in the third quarter of fiscal 2012.  Most of those expenses are office expenses, including wages of our administrative personnel. The fact that we have been able to increase revenue several-fold with only a modest increase in our general and administrative expenses reflects the lower costs involved in the sauna service business, where Shandong JZH and our agent provide most of the marketing services.

After deducting the aforesaid operating expenses from our gross profit, the Company recorded $6,072,245 in operating income for the nine months ended March 31, 2012. This represented an increase of $4,534,191, or 294%, compared with the nine months ended March 31, 2011. For the quarterly periods, operating income increased by 73%, from $1,152,315 in the third quarter of fiscal 2011 to $1,988,956 in the third quarter of fiscal 2012.

Net income
Our Chinese operating entity, Leling Jinzanghuang, is subject to tax in China at the statutory rate of 25% of income calculated in accordance with Chinese accounting principles. Accordingly, for the nine months ended March, 2012 we accrued an income tax expense of $1,451,583.  After deducting that accrual, the Company reported net income of $4,634,648 for the nine months ended March 31, 2012. For the nine months ended March 31, 2011, we accrued an income tax expense of $389,511 and generated a net income of $1,150,607. For the quarterly periods, net income increased by 64%, from $862,864 in the third quarter of fiscal 2011 to $1,417,251 in the third quarter of fiscal 2012.

The entrusted management agreements assign to Beijing Taibodekang only 95% of the income generated from Leling Jinzanghuang.  For that reason, we deducted a “non-controlling interest” of $228,184 before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the nine months ended March 31, 2012 was $4,406,464, representing $0.11 per share. For the nine months ended March 31, 2011, we deducted a “non-controlling interest” of $58,134 and the net income attributable to the Company was $1,092,473, representing $0.03 per share. Our quarterly net income attributable to the Company was $1,346,438 ($0.03 per share) for the three months ended March 31, 2012, and $819,167 ($0.02 per share) for the three months ended March 31, 2011.

Liquidity and Capital Resources

To date, our operations have been funded by contributions to capital by our founders and by the net cash provided by our operations.  As a result, at March 31, 2012 we had no bank debt and only a $36,630 obligation to a related party. At the same time, we had $6,863,531 in cash at March 31, 2012 as well as net working capital totaling $7,386,112, an increase of $4,773,215 since our last fiscal year ended on June 30, 2011.  So our capital resources are more than sufficient to fund our operations for the coming year as they are currently structured.

During the nine months ended March 31, 2012, our operating activities provided $4,574,049 in net cash, compared to $977,614 in net cash during the nine months ended March 31, 2011, an increase of $3,596,435 or 368%.  The net cash provided in the recent period was slightly lower than our net income for these nine months due to the increase in accounts receivable.

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

Management will continue to monitor the performance of its disclosure controls and procedures.  At present, the nature of our operations minimizes the complexity of our accounting.  For that reason, management has no present plan to implement a significant upgrade to its accounting staff.  However, as our business grows and the complexity of our accounting operations increases, we will take appropriate action to assure that our disclosure controls and procedures are adequate.

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

Item 2.              Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

 None.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2012.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not Applicable.

Item 5.              Other Information.

None.

Item 6.                      Exhibits

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Rule 13a-14(b) Certification

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: May 17, 2012	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

By: /s/ Eva Deng
Eva Deng, Chief Financial Officer, Chief Accounting Officer