Form 10-K
period 2012-06-30
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2012-09-28
CIK 910832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of December 31, 2011, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was $335,868, based upon the closing price on December 31, 2011 of $0.01 per share.

As of September 28, 2012, there were 50,665,063 shares of common stock outstanding.

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

Leling Jinzanghuang was organized to facilitate the distribution of pharmaceutical and nutraceutical products manufactured by Shandong Jinzanghuang (Tibet) Pharmaceutical Co., Ltd. (“Shandong Jinzanghuang”), a company primarily owned and managed by the Company’s CEO, which utilizes the principles of Tibetan medicine in developing its products.  Until October 2010 Leling Jinzanghuang served as a distributor of the Shandong Jinzanghuang products.  Since October 2010 Leling Jinzanghuang has devoted its attention to a program of marketing the Shandong Jinzanghuang products for use by sauna stores in China.  The program currently includes 158 sauna stores as customers.

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

In 2006, the overall revenues of the 19 major Tibetan pharmaceutical companies in the Tibet Autonomous Region were 623 million RMB ($98,888,888).  We believe, moreover, that the supply of Tibetan medicine in China’s domestic market falls short of demand, which presents a considerable market potential. Furthermore, as Chinese traditional medicine is gradually recognized in the international medical community as an alternative way to treat diseases, there is a potential international market for Tibetan medicine and nutritious products as well.

Sauna Stores

From November 2008, when it was first organized, until October 2010 Leling Jinzanghuang served as a distributor for 13 Tibetan health products manufactured by Shandong Jinzanghuang.  In October 2010, however, Leling Jinzanghuang took a new direction.  In that month Leling Jinzanghuang entered into a Cooperative Trial Operation Agreement with Shenyang Jintao Technology Co. (“Jintao”).  The agreement provided that Jintao would initially introduce 50 sauna stores to Leling Jinzanghuang, and Leling Jinzanghuang would pay Jintao a fee of 8,000 Renminbi ($1,269) for each store with which it contracted.  Since that time, Jintao has introduced an additional 108 sauna stores to Leling Jinzanghuang, and been paid fees in that approximate amount for each of the 158 stores that are now participating in the program.

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

In the past year we have added seven products to our offerings, so that currently fifteen products designed for use in a sauna bath are included in the program:

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

Qu Ban Li Yan San is a combination of herbal compounds, which increases dermal blood circulation and whitens skin.

Wu Long Bu Xue Yang Sheng Fen is a nutritional supplement, which provides a tonic for the body and relieves fatigue and drowsiness due to a lack of nutrients.

Jin Zang Liu Wei Yang Sheng Fen is a combination of nutritional herbal compounds that relieves depression and other symptoms of excessive internal heat.

Yin Xing Yang Sheng San facilitates the digestion of fats, thereby reducing blood lipids and generally offsetting the effects of eating fatty foods.

Mei Rong Yang Yan Run Fu San is used to increase dermal blood circulation. Mei Rong Yang Yan Run Fu San is also believed to reduce hypersensitivity by moistening the skin and increasing bodily fluids.

Bu Xue Yang Sheng Bao is a nutritional supplement that improves heart function, increases circulation, and relieves symptoms of anemia.

Long Zang Yang Sheng San facilitates the body’s absorption of nutrition, thus improving physical function. Long Zang Yang Sheng San is also believed to delay the effects of senility.

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

Employees

Leling Jinzanghuang currently has 80 full-time employees.  59 employees are involved in providing services to our sauna clients.  5 employees are dedicated to sales functions.  The remaining 16 employees are involved in administration and financial management.

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

Leling Jinzanghuang was organized in November 2008.  Some members of our management had prior experience marketing the products of Shandong Jinzanghuang when they were employed by that company.  The extrapolation of that experience into a marketing business on the magnitude contemplated by Leling Jinzanghuang will place significant demands on our management, and on our operational and financial infrastructure. The problems of growth have been compounded by our recent revision to the business plan, which now focuses solely on sauna stores, a market with which we had no experience prior to 2010.  If we do not effectively manage our operations, the quality of our marketing program will suffer, which would negatively affect our operating results. Moreover, if the necessary funding cannot be obtained, we will be unable to improve our operational, financial and management controls and our reporting systems and procedures. The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable. Problems may occur with our product acquisition, and with our ability to sell our products to our customers. If we are not able to obtain the necessary funding and operate efficiently, our business plan may fall short of its goals, and our ability to manage our growth could be hurt.

If we were unable to enforce the terms of the entrusted management agreements between Beijing Taibodekang and Leling Jinzanghuang, we would have no business operations.

All of our business activities are carried out by Leling Jinzanghuang.  Substantially all of the assets shown on our balance sheet are owned by Leling Jinzanghuang.  However, Jinzanghuang Tibet Pharmaceuticals, Inc., the U.S. public company owned by our shareholders, does not own any equity in Leling Jinzanghuang.  Instead, we consolidate the assets and results of operations of Leling Jinzanghuang with the financial statements of Jinzanghuang Tibet Pharmaceuticals by reason of a set of four contracts.  Those contracts transfer 95% of the benefits of and responsibilities for the operations of Leling Jinzanghuang to a wholly-owned subsidiary of Jinzanghuang Tibet Pharmaceuticals.  As a result, under U.S. accounting principles, Leling Jinzanghuang is deemed to be a variable interest entity with respect to that subsidiary, and so is a consolidated entity within the Company.  Our entitlement to those benefits, however, depends on our ability to enforce the agreements between our subsidiary, Beijing Taibodekang, and Leling Jinzanghuang.  If a dispute arose between those entities that could not be resolved amicably, we would have to resort to a court or arbitration tribunal in the People’s Republic of China to secure our rights with respect to Leling Jinzanghuang.  We are not aware, however, of a body of reported decisions regarding the enforceability of agreements of this sort under the laws of the PRC.  It is possible, therefore, that the Chinese tribunal would decide that the agreements were not enforceable, either as a matter of national policy or for some other reason.  If that were to occur, Jinzanghuang Tibet Pharmaceuticals, Inc. would have no business operations or assets, and its outstanding common stock would be essentially worthless.

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

At present, there is no significant government regulation of the health claims that participants in the nutraceutical industry make regarding their products.  Other developed countries, in particular members of the European Community, have far more extensive regulation of the marketing of nutraceuticals, including strict limitations on the health-related claims that can be made without scientifically-tested evidence.  It is not unlikely, therefore, that China will increase its regulation of our activities in the future.  To the extent that new regulations required us to conduct a regimen of scientific tests of the efficacy of our nutraceutical products, the expense of such testing would reduce our profitability.  In addition, to the extent that the health benefits of some of our products could not be fully supported by scientific evidence, our sales might be reduced.

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

If litigation becomes necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others, such litigation may be costly and may divert management attention away from our business. An adverse determination in any such litigation would impair our intellectual property rights and could harm our business, prospects and reputation. Enforcement of judgments in China is uncertain and even if we are successful in litigation it may not provide us with an effective remedy. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

On May 13, 2009 we purchased a building and land lease for 4 million Renminbi (approximately $634,920).   The building has a usable area of 2,866.23 square meters.  Our plan is to renovate the building, then locate our Research and Development Center and offices there, while retaining the use of some of the space as rental property.  To date, however, we have not obtained the approvals from the Chinese government that are necessary before we initiate this development project.

 ITEM 3.               LEGAL PROCEEDINGS

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

During the past two fiscal years, our common stock has been listed for quotation on either the OTC Bulletin Board or the OTCQB system maintained by OTC Markets, all under the symbol “JZHG.”  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by either the OTC Bulletin Board or the OTCQB.  Such prices are based on inter-dealer prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
September 30, 2010	$1.01	$0.12
December 31, 2010	$0.80	$0.08
March 31, 2011	$0.59	$0.45
June 30, 2011	$0.49	$0.45

September 30, 2011	$0.20	$0.01
December 31, 2011	$1.00	$0.01
March 31, 2012	$0.42	$0.13
June 30, 2012	$0.20	$0.20

 (b) Shareholders

On September 6, 2012 there were 288 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2012.

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

(e)  Sale of Unregistered Securities

Jinzanghuang did not effect any unregistered sales of equity securities during the quarter ended June 30, 2012.

 (f) Repurchase of Equity Securities

Jinzanghuang did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended June 30, 2012.

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

Outline of Our Business

Since its formation, Leling Jinzanghuang has been involved in the distribution of Tibetan pharmaceutical and nutraceutical products manufactured by Shandong Jinzanghuang, the primary equity owner of which is Xue Bangyi.   Until October 2010 Leling Jinzanghuang served as a distributor of those products.  After achieving modest sales ($27,219) in the first quarter of fiscal 2011, Leling Jinzanghuang suspended its distribution operations in October 2010.  Since October 2010 Leling Jinzanghuang has been exclusively engaged in providing advisory services to sauna stores that purchase sauna care products from Shandong Jinzanghuang.

On October 8, 2010, Leling Jinzanghuang entered into an agency agreement with Shenyang Jintao Technology Co., Ltd. (“Jintao”), pursuant to which Jintao has introduced 158 sauna stores to Leling Jinzanghuang. Shandong Jinzanghuang sells its Tibetan medicine products to the sauna stores and Leling Jinzanghuang provides training service to each store to coach the store’s employees in methods of integrating the Shandong Jinzanghuang products into the sauna service. Leling Jinzanghuang has paid Jintao a fee, ranging from RMB 8,000 ($1,269) to RMB 8,800 ($1,396) for each store Jintao has introduced.

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

Results of Operations

The following tables present certain consolidated statements of operations information. Financial information is presented for the twelve months ended June 30, 2012 and 2011, respectively.

	For the 12 months ended June 30		Change
	2012	2011	Amount	%
Revenue	$10,653,015	$3,716,529	6,936,486	187%
Cost of goods sold	2,219,438	720,310	1,499,128	208%
Gross profit	8,433,577	2,996,219	5,437,358	181%
Operating expenses	353,931	142,551	211,380	148%
Operating income/(loss)	8,079,646	2,565,373	5,514,273	215%
Net profit/(loss)	6,153,552	1,865,988	4,287,564	230%

Revenues

Through September 2010, our revenue arose from the resale of Tibetan pharmaceutical and health products manufactured by Shandong Jinzanghuang. During the first quarter of fiscal year 2011 we sold health products for $27,219, and obtained a gross profit of $2,422 on the sales. At the end of that quarter, however, we suspended our resale operations and initiated the sauna store program that now provides our revenue.

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

Since March 2011 we have added only eight more sauna stores, and have retained the original 150. Nevertheless our revenue grew sharply in the twelve months ended June 30, 2012 and on a quarter to quarter basis. The increase was primarily caused by a marked increase in per store revenue, which we attribute to growing awareness of our product line. As a result, during the twelve months ended June 30, 2012, our revenue from the sauna stores program was $10,653,015, an increase of $6,936,486 or189% from $3,689,310 recorded during the twelve months ended June 30, 2011.

The following table shows the elements that have contributed to the growth in our revenue over the past seven fiscal quarters.

	Fiscal 2011			Fiscal 2012
	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Service fees from sauna stores	554,543	1,419,313	1,715,454	2,564,583	2,659,182	2,712,438	2,716,812
Quantity of sauna stores	50	100	150	158	158	158	158
Average revenue per store	11,091	14,193	11,436	16,232	16,830	17,167	17,195

We have held our market steady at 158 stores for the past year, because we recognize that the greatest danger to the success of our business plan would be careless growth. With a client base of 158 stores, we are able to analyze the effectiveness of our marketing program, our product offerings, our management controls, and our financial systems, and to rectify shortcomings in any of those areas. We have been careful to assure that demand for our products has never exceeded supply; that our clients can rely on the timely delivery of their orders. Our goal is to optimize the relationship we have with these 158 stores, then use these initial 158 sauna stores as the foundation on which our business will grow.

Gross profit

The change in our business model to the sauna store program has resulted in a marked improvement in our gross margin.  Because we have no cost of goods sold, our cost of sales is primarily direct labor and business taxes. As a result, during the twelve months ended June 30, 2011, we realized a gross margin of 81% (which included the minor product resale transactions in the first quarter of that fiscal year).  Our revenue during the twelve months ended June 30, 2012 yielded a gross margin of 79%. The primary reason for the reduction in our gross margin ratio is that we have committed additional sales personnel to the program in order to continue the increase in our per-store sales.

Operating expenses

The Company’s general and administrative expenses increased from $142,551 for the twelve months ended June 30, 2011 to $353,931 for the twelve months ended June 30, 2012, an increase of 148%. Most of those expenses are office expenses, including wages of our administrative personnel. The fact that we have been able to increase revenue several-fold with only a modest increase in our general and administrative expenses reflects the lower costs involved in the sauna service business, where Shandong JZH and our agent provide most of the marketing services.

During the twelve months ended June 30, 2011, when we determined that we would not be engaged in reselling products during the immediate future, we recorded an inventory impairment loss of $288,295. We classified it as operating expense as well.

After deducting the aforesaid operating expenses from our gross profit, the Company recorded $8,079,646 in operating income for the twelve months ended June 30, 2012. This represented an increase of $5,514,273, or 215%, compared with the twelve months ended June 30, 2011.

Net income

Our Chinese operating entity, Leling Jinzanghuang, is subject to tax in China at the statutory rate of 25% of income calculated in accordance with Chinese accounting principles. Accordingly, for the twelve months ended June 30, 2012 we accrued an income tax expense of $1,946,705.  After deducting that accrual, the Company reported net income of $6,153,552 for the twelve months ended June 30, 2012. For the twelve months ended June 30, 2011, we accrued an income tax expense of $700,995 and generated net income of $1,865,988.  This represented an increase in net income of $4,287,564 or 230%.

The entrusted management agreements assign to Beijing Taibodekang only 95% of the income generated from Leling Jinzanghuang.  For that reason, we deducted a “non-controlling interest” of $303,952 before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the twelve months ended June 30, 2012 was $5,849,600, representing $0.15 per share. For the twelve months ended June 30, 2011, we deducted a “non-controlling interest” of $93,688 and the net income attributable to the Company was $1,772,300, representing $0.05 per share.

Liquidity and Capital Resources

To date, our operations have been funded by contributions to capital by our founders and by the net cash provided by our operations.  As a result, at June 30, 2012 we had no bank debt and only a $36,630 obligation to a related party. At the same time, we had $8,584,928 in cash at June 30, 2012 as well as net working capital totaling $8,867,557, an increase of $6,254,660 since our last fiscal year ended on June 30, 2011.  We supplemented our cash reserves on July 31, 2012 by selling ten million shares of our common stock for a total of $1,000,000. So our capital resources are more than sufficient to fund our operations for the coming year as they are currently structured.

During the twelve months ended June 30, 2012, our operating activities provided $6,607,338 in net cash, compared to $2,071,542 in net cash during the twelve months ended June 30, 2011, an increase of $3,995,796 or 193%.  The net cash provided in the recent period was slightly lower than our net income for the twelve months ended June 30, 2012 due to the$407,126 increase in accounts receivable. Net cash provided by operating activities in fiscal 2011 was slightly larger than our net income for the twelve months ended June 30, 2011 due to the increase in accrued expenses.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended June 30, 2012, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
Our determination to record no allowance for bad debts.  We made that determination based on the fact that all of our client sauna stores have accounts for at least nine months, each has paid its account in a timely fashion in the past, and all accounts at June 30, 2012 were in compliance with our credit terms.

•
Our determination to record the real property that we purchased for future development at its purchase price.  We made the determination based on our expectation that we will, within a reasonable time, develop the property and devote it to productive use.

In addition, the Company considers the following accounting principles to be of particular importance.

Variable Interest Entity

For the reasons set forth in the introduction to this Item, we consolidate the financial condition and results of operations of Leling JZH in the Company’s financial statements because Leling JZH meets the definition of a variable interest entity set forth in ASC 810.  We report as a non-controlling minority interest the allocation of earnings to the VIE owners who are not at risk for the majority of losses of Leling JZH.

Revenue recognition

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm - 2012.

F-2	Report of Independent Registered Public Accounting Firm - 2011.

F-3	Condensed Consolidated Balance Sheets as of June 30, 2012 and 2011.

F-4	Condensed Consolidated Statements of Operations and Comprehensive Income for the Fiscal Years Ended June 30, 2012 and 2011.

F-5	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2012 and 2011.

F-6	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2012 and 2011.

F-7 to F-15	Notes to Consolidated Financial Statements.

Stan J.H. Lee, CPA
2160 North Central Rd, Suite 209 * Fort Lee * NJ 07024
P.O. Box 436402 *  San Diego * CA * 92143-6402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Jinzanghuang Tibet Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Jinzanghuang Tibet Pharmaceuticals, Inc. (the Company) as of June 30, 2012 , and the related consolidated  statements of operation, shareholders’ equity and cash flows for the fiscal year then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Jinzanghuang Tibet Pharmaceuticals, Inc. as of June 30, 2011, were audited by other auditors whose report dated  October 13, 2011  expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An  audit includes consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in  the  circumstances, but  not  for the purpose of expressing an opinion  on  the  effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jinzanghuang Tibet Pharmaceuticals, Inc. as of June 30, 2012 , and the results of its operation and its cash flows for the fiscal year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Stan J.H. Lee, CPA
----------------------------------
Stan J.H. Lee, CPA
Fort Lee, NJ, 07024 US
September 12, 2012

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

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
October 13, 2011

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Audited)

ASSETS	June 30,	June 30,
	2012	2011
CURRENT ASSETS:
Cash	$8,584,928	$2,176,655
Accounts receivable	899,957	482,263
Due from related party	-	265,102
Contract deposit	-	135,376
Prepaid expenses and other current assets	3,997	24,744
Deferred tax assets	10,974	91,177
TOTAL CURRENT ASSETS	9,499,856	3,175,317

Property and equipment, net of accumulated depreciation	403,477	409,554
Intangible assets, net of accumulated amortization	188,612	188,739

TOTAL ASSETS	$10,091,945	$3,773,610

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to related party	$36,630	$35,910
Accrued expenses and other current liabilities	595,669	526,510

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	632,299	562,420

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,665,063 and 40,665,063 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively	40,665	40,665
Additional paid-in capital	1,264,427	1,264,427
Retained earnings	7,493,615	1,644,015
Accumulated other comprehensive income	189,704	100,657

TOTAL STOCKHOLDERS' EQUITY OF THE COMPANY	8,988,411	3,049,764

Non-controlling interests	471,235	161,426

TOTAL STOCKHOLDERS' EQUITY	9,459,646	3,211,190

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,091,945	$3,773,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Audited)

	The year Ended June 30,
	2012	2011
REVENUE
Pharmaceutical products	$-	$27,219
Services	10,653,015	3,689,310
	10,653,015	3,716,529
COST OF SALES
Pharmaceutical products	-	24,797
Services	1,636,392	475,023
Business and sales related tax	583,046	220,490
	2,219,438	720,310

GROSS PROFIT	8,433,577	2,996,219

COSTS AND EXPENSES
General and administrative expenses	353,931	142,551
Loss on inventory impairment	-	288,295
OPERATING INCOME	8,079,646	2,565,373

OTHER INCOME	20,611	1,610

INCOME BEFORE INCOME TAX	8,100,257	2,566,983

INCOME TAX	1,946,705	700,995

NET INCOME	6,153,552	1,865,988

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	303,952	93,688

NET INCOME ATTRIBUTABLE TO THE COMPANY	5,849,600	1,772,300

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	89,047	97,582

COMPREHENSIVE INCOME	5,938,647	1,869,882

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	5,857	3,767

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$5,932,790	$1,866,115

Basic and diluted earnings per common share	$0.15	$0.05

Weighted average number of shares outstanding	40,665,063	40,665,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Audited)

			ADDITIONAL	RETAINED	OTHER	TOTAL
	COMMON		PAID-IN	EARNINGS	COMPREHENSIVE	SHAREHOLDERS'	NON-CONTROLLING
	STOCK	AMOUNT	CAPITAL	(DEFICIT)	INCOME (LOSS)	EQUITY	INTERESTS	TOTAL

BALANCE - JUNE 30, 2010	40,665,063	$40,665	$1,264,427	$(128,285)	$6,842	$1,183,649	$63,971	$1,247,620
						-		-
Net profit				1,772,300		1,772,300	93,688	1,865,988
Foreign currency translation gain, net of tax					93,815	93,815	3,767	97,582

BALANCE - JUNE 30, 2011	40,665,063	$40,665	$1,264,427	$1,644,015	$100,657	$3,049,764	$161,426	$3,211,190

Net profit				5,849,600		5,849,600	303,952	6,153,552
Foreign currency translation gain, net of tax					89,047	89,047	5,857	94,904

BALANCE -June 30, 2012	40,665,063	$40,665	$1,264,427	$7,493,615	$189,704	$8,988,411	$471,235	$9,459,646

The accompanying notes are an integral part of these consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	THE YEAR ENDED JUNE 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$6,153,552	$1,865,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,563	19,643
Inventory impairment	-	288,295
Deferred tax	81,961	(72,074)
Changes in operating assets and liabilities:
Accounts receivable	(407,126)	(482,263)
Inventory	-	25,418
Advance to supplier	-	(10,471)
Contract deposit	148,540	3,867
Accrued expenses and other current liabilities	67,848	433,139
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,067,338	2,071,542

INVESTING ACTIVITIES:
Due from related party	272,512	(14,926)
Acquisition of property and equipment	(3,320)	(12,632)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	269,192	(27,558)

FINANCING ACTIVITIES:
Due to related party		35,910
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	35,910

EFFECT OF EXCHANGE RATE ON CASH	71,744	54,577

INCREASE IN CASH	6,408,274	2,134,471

CASH - BEGINNING OF PERIOD	2,176,655	42,184

CASH - END OF PERIOD	$8,584,929	$2,176,655

Supplemental disclosures of cash flow information:
Cash paid for income tax	$1,783,203	$572,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

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

On January 12, 2009 Jinzanghuang Tibet Pharmaceuticals, Inc.  acquired all of the outstanding capital stock of Tibet Medicine, Inc. (“TMI”), a Delaware corporation, in exchange for 36,401,462 shares of its common stock issued to the shareholders of TMI, representing 89.6% of the issued and outstanding shares of the Company.

For accounting purposes, the above transaction was accounted for as a reverse merger. TMI became the surviving entity for accounting purposes, whereas the Company is recognized as the surviving entity for legal purposes.

TMI was organized under the laws of Delaware on September 4, 2008 and is the 100% owner of the registered capital of BTC.

BTC is a Wholly Foreign Owned Entity that was organized under the laws of the People’s Republic of China on December 5, 2008. On January 4, 2009, BTC entered into four ten-year agreements (the “Entrusted Management Agreements”) with Leling JZH and its registered equity holders.  Three of the agreements were amended as of July 24, 2009.  The purpose of these agreements is to transfer to BTC full responsibility for the management of Leling JZH, as well as 95% of the financial benefits that arise from the business of Leling JZH. As a result, BTC now has control over the business of Leling JZH and is considered a variable interest entity.  For that reason, the results of operations of Leling JZH have been included with the Company’s condensed consolidated financial statements.

Leling JZH was incorporated under the laws of PRC as a limited liability company on November 20, 2008.

Basis of presentation

The audited consolidated financial statements presented herein include the accounts of Jinzanghuang Tibet Pharmaceuticals, Inc., its wholly owned subsidiary (BTC) and variable interest entity (Leling JZH).  All inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.  In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the period have been included.

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

YEARS ENDED JUNE 30, 2012 AND 2011

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

The accounts of Leling JZH have been consolidated with the accounts of the Company because Leling JZH is a variable interest entity with respect to Beijing Taibodekang, which is a wholly-owned subsidiary of the Company.  Beijing Taibodekang has a contractual obligation to provide management services to Leling JZH, and the management of the operations of Leling JZH is carried out by Company personnel in fulfillment of that obligation.  Beijing Taibodekang also has a contractual obligation to reimburse Leling JZH for any losses incurred as a result of the operations of Leling JZG, and the Company’s principal shareholders caused funds to be contributed to Leling JZG during the years ended June 30, 2010 and 2009 in satisfaction of that obligation.  The carrying amount and classification of Leling JZH’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2012	June 30, 2011
Total current assets	$9,418,343	$3,127,466
Total assets	10,010,432	3,805,962
Total current liabilities	589,677	557,999
Total liabilities	589,677	557,999

The amounts shown in the above table as of June 30, 2011 include intercompany payables and receivables that have been eliminated in consolidating Leling JZH with the Company. As of June 30, 2012, Leling JZH has settled all its payables and receivables with TMI and Beijing Taibodekang. As of June 30, 2012 and June 30, 2011, $0 and $66,883 were receivable from TMI for expenses paid by Leling JZH. As of June 30, 2012 and June 30, 2011, $0 and $51,675 were payable to Beijing Taibodekang for management fees.

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

Revenue recognition

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Accounts Receivable

Accounts receivable represent receivables from customers. Reserves for bad debts are based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. There is no bad debt expense recorded for the years ended June 30, 2012 or 2011. The balance of allowance for bad debts was $0 and $0 for the years ended June 30, 2012 and 2011, respectively. The accounts receivable balance as of June 30, 2012 is in compliance with the Company’s credit terms.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.

Long-Lived Assets and Other Acquired Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the year ended June 30, 2012

Income tax

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income tax (continued)

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Enterprise income tax

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

Business Taxes and Sales-related Taxes

Pursuant to the tax law and regulations of PRC, Leling JZH is obligated to pay 5% of revenue for business taxes, and 7% and 4% (5% effective in May, 2011) of the annual business taxes paid as tax on maintaining and building cities and education additional fee, both of which belong to sales-related taxes. Sales-related taxes are recorded when revenue is recognized. For the year ended June 30, 2012 and 2011, business taxes and sales-related taxes were $583,046 and $220,490, respectively.
.
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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

 1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no such additional common shares available for dilution purposes as of June 30, 2012 and 2011.

New Accounting Pronouncements

In December 2011, the FASB issued ASU No.2011-12, deferral of the effective date for Amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. ASU2 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

 1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (continued)

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than their carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The company will adopt this ASU beginning with its Quarterly Report on Form 10-Q for the three months ending September 30, 2012. There should be no material impact on the consolidated financial statements upon adoption.

In addition to the ASUs above, in the period ended August 31, 2012, the FASB has issued ASU 2012-03 through ASU 2011-02, which are not expected to have a material impact on the consolidated financial statements upon adoption.

2              CONTRACT DEPOSIT

In August 2009, Leling JZH entered into a 10 year contract with the Leling BaiCaoYuan Honeysuckle Planting Cooperative.  Pursuant to the contract, Leling JZH advanced RMB 1,000,000 ($149,031) to be used by the farmers in the Cooperative to plant honeysuckle on 300 acres of land.  As Leling JZH changed its business from distributing Chinese traditional medicines to providing professional service to its customers in October 2010, Leling JZH entered into an oral agreement with Leling BaiCaoYuan to terminate the contract and Leling BaiCaoYuan agreed to refund RMB 1,000,000 ($149,031) back to Leling JZH. As of June, 2012, the Company has received the refund of the contract deposit.

3              RELATED PARTY TRANSACTIONS

Until October 2010 the Company’s business consisted exclusively of the distribution of products manufactured by one supplier, Shandong Jinzanghuang (Tibet) Pharmaceutical Co., Ltd. (“Shandong Jinzanghuang”).  Xue Bangyi, who is the Company’s CEO, owns 91% of the registered capital of Shandong Jinzanghuang and also serves as CEO of that entity.  The Company entered into a three-year distribution contract with Shandong Jinzanghuang on November 21, 2008, which provided Leling JZH marketing rights.  This agreement expired without renewal on November 21, 2011.

Since the Company has changed its business from distribution of products manufactured by Shandong Jinzanghuang to providing training and services to sauna stores in October 2010, the Company did not make any payment to Shandong Jinzanghuang after October 2010. The Company has reclassified the total balance outstanding in “advance to supplier – related party” of $265,102 as of June 30, 2011 to “due from related party”. The Company received the “due from related party” balance in 2012.

As of June, 2012, the Company has an aggregate of $36,630 in “due to related party” for expenses paid by a related party on behalf of the Company.  This is unsecured, bears no interest and is due on demand.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

4              PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30, 2012	June 30, 2011

Buildings	$431,785	$422,527
Office equipment	17,881	14,248
	449,666	436,775

Less: accumulated depreciation	46,189	27,221

Property, plant and equipment, net	$403,477	$409,554

Depreciation expense charged to operations was $18,314 and $14,817 for the year ended June 30, 2012 and 2011, respectively.

5              INTANGIBLE ASSETS, NET

Intangible assets, net, consists of the following:

	June 30,2012	June 30,2011

Land use right	$200,636	$196,333
Software	3,004	2,940
	203,640	199,273

Less: accumulated amortization	15,028	10,534

Intangible assets, net	$188,612	$188,739

Amortization expense charged to operations was $4,250 and $5,643 for the year ended June 30, 2012 and 2011, respectively.

The future minimum amortization expense charged to operations for the coming years is as follows:

Years ending June 30:
2013	4,013
2014	4,013
2015	4,013
2016	4,013
2017	4,013
Remaining operating lease payments	168,534
Total future minimum operating lease payments	$188,599

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

6             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2012	June 30, 2011

Accrued payroll	$16,445	$26,271
Taxes payable	550,028	451,076
Accrued expenses	24,905	43,579
Other payables	4,292	5,584

Accrued expenses and other current liabilities	$595,669	$526,510

7              INCOME TAX

Taxes payable consisted of the following:

	As of June 30,
	2012	2011

Income tax payable	$493,394	$401,147
Property and land taxes payable	7,538	12,292
Business taxes payable	45,946	33,604
City and supplement taxes	3,150	4,033
	550,028	451,076

The provision for income taxes is summarized as follows:

	June 30, 2012	June 30, 2011
Current provision	$1,866,502	$773,069
Deferred provision	80,203	(72,074)
Total	$1,946,705	$700,995

The deferred provision is attributable to the inventory impairment, which is different between financial statement carrying amounts and tax bases. During the year ended June 30, 2012, the China tax bureau failed to  approve the Company’s position that inventory impairment can be a pre-tax deduction.  Accordingly, the balance of the deferred asset has been written off.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	June 30, 2012	June 30, 2011
U.S. statutory rates	35%	35%
Foreign income not recognized in the U.S.	(35%)	(35%)
PRC statutory rates	25%	25%
Effective income tax rates	25%	25%

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

8              COMMITMENTS AND CONTINGENCIES

(a)          Operating lease commitment

The Company leases buildings under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending June 30:
2013	884

Remaining operating lease payments	-
Total future minimum operating lease payments	$884

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

9              SUBSEQUENT EVENT

On July 31, 2012 the Company sold 10,000,000 shares of common stock to seven unrelated individuals in a private offering.  The purchase price for the shares was $.10 per share, or a total of $1 million.

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

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2012.

ITEM 9B.             OTHER INFORMATION

None.
PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are:

Name	Age	Positions with the Company	Director Since
Xue Bangyi	54	Chairman, Chief Executive Officer	2009
Eva Deng	46	Director, Chief Financial Officer	2010
Luan Dahai	48	Director, Vice President	2010
Wang Shuxiang	55	Executive Vice President	--
Liu Min	52	Vice President	--
Bai Xiaosong	50	Vice President	--

XUE BANGYI. Since 2006 Mr. Xue has been employed as Chairman of Shandong Jinzanghuang (Tibet) Pharmaceuticals Co., Ltd., which is involved in the manufacture and distribution of pharmaceutical and nutraceutical products based on traditional Tibetan medical principles. Shandong Jinzanghuang is the principal supplier of the products marketed by the Company’s subsidiary.  From 1996 until 2006 Mr. Xue was employed as General Manager of Qunming Railway Resources Co., which manufactured equipment in China. Mr. Xue was awarded a degree in Economics and Management by the Wuhan College of Finance.

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

WANG SHUXIANG. From November 2008 until July 2009, Mr. Wang was employed as Chief Executive Officer of Leling Jinzanghuang, the Company’s subsidiary. Mr. Wang also served as a member of the Company’s Board of Directors from 2009 until 2012. Since 2002, Mr. Wang has been employed as Operational Manager of Shandong Jinzanghuang. From 1998 to 2002, Mr. Wang was the Ethics Chair for the Discipline Division of the Health Department of Leling City, Shandong Province. In 1994, Mr. Wang was awarded a degree in Finance Accounting by Shandong College of Economics.

 LIU MIN.  Since 2009 Ms. Liu has been employed as Vice President by both Leling Jinzanghuang and Shandong Jinzanghuang.  Ms. Liu also served as a member of the Company’s Board of Directors from 2009 until 2012.From 2007 to 2009 Ms. Liu was employed as Vice President by Jilin Huangfeng Ginseng Group Corporation.  From 2005 to 2007 Ms. Liu was employed as Vice President by Tianshanqi Pharmaceutical Group Corporation.  From 2003 to 2005 she was employed as Marketing Director by Chengzi Group of Singapore.  From 2000 to 2002 Ms. Liu was employed as Business Controller by the Amway Corporation in the United States.  Prior to taking that position, Ms. Liu had several years of employment as an accountant.   In 1986 Ms. Liu was awarded a degree with a concentration in industrial accounting by the Broadcast and Television University of Jilin Province.

BAI XIAOSONG.  Mr. Bai joined Leling Jinzanghuang in 2010 as Vice President of Sales.  Mr. Bai also served as a member of the Company’s Board of Directors from 2009 until 2012.From 2007 to 2010 he was employed as Vice President by Shanghai Ruiying Chemical Co., Ltd.  From 1992 to 2001 Mr. Bai was employed by Hengfa Property Company as Engineer, with responsibilities for property management.  In 1989 Mr. Bai was awarded a degree with a concentration in mechanics by the Harbin University of Science and Technology (formerly Harbin College of Electrical Engineering.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2011 except that none of our officers or directors other than Xue Bangyi and Wang Shuxiang, has filed a Form 3.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the companies that are currently subsidiaries of Jinzanghuang to Xue Bangyi for services rendered in all capacities to the Company during the years ended June 30, 2012, 2011 and 2010.  There was no officer whose salary and other compensation for the year ended June 30, 2012 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Xue Bangyi	2012	$4,863	--	--	--	--
	2011	$8,772	--	--	--	--
	2010	$8,772	--	--	--	--

Employment Agreements

            All of our officers and directors serve on an at-will basis, and none has entered into employment contracts with the company.

Compensation of Directors

The Board of Directors has not adopted any compensation arrangements for its members.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended June 30, 2012 and those options held by him on June 30, 2012.

Option Grants in the Last Fiscal Year
	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Xue Bangyi	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended June 30, 2012 and held by them unvested at June 30, 2012.

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

There are 50,665,063 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name o Beneficial Owner	Amount and Nature of Beneficial Ownership(1	Percentage of Class
Xue Bangyi	4,429,359	8.7%
Wang Shuxiang	2,648,935	5.2%
Eva Deng	0	-
Luan Dahai	0	-
Liu Min	0	-
Bai Xiaosong	0	-
All officers and directors as a group (6 persons)	7,078,294	14.0%
________________________________
(1)           Except as otherwise noted, all shares are owned of record and beneficially.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Xue Bangyi is the Chairman of the Board of Jinzanghuang Tibet Pharmaceuticals.  Xue Bangyi is also the President of Shandong Jinzanghuang.  Details regarding the relationship between the companies is set forth earlier, in the description of the business of Leling Jinzanghuang.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

 ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Stan Jeong-Ha Lee, CPA was appointed to serve as the Company’s independent registered public accounting firm on June 21, 2012.  Previously De Joya Griffith & Company, LLC has been the company’s independent registered public accounting firm.

Audit Fees

Stan Jeong-Ha Lee, CPA billed $35,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2012.  De Joya Griffith & Company, LLC billed $40,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2011.

Audit-Related Fees

Stan Jeong-Ha Lee, CPA billed $0 to the Company during fiscal 2012 for assurance and related services that are reasonably related to the performance of the 2012 audit or review of the quarterly financial statements.  De Joya Griffith & Company, LLC billed $0 to the Company during fiscal 2011 for assurance and related services that are reasonably related to the performance of the 2011 audit or review of the quarterly financial statements.

Tax Fees

Stan Jeong-Ha Lee, CPA billed $0 to the Company during fiscal 2012 for professional services rendered for tax compliance, tax advice and tax planning.  De Joya Griffith & Company, LLC billed $0 to the Company during fiscal 2011 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Stan Jeong-Ha Lee, CPA billed $0 to the Company in fiscal 2012 for services not described above.  De Joya Griffith & Company, LLC billed $0 to the Company in fiscal 2011 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by either Stan Jeong-Ha Lee, CPA or De Joya Griffith & Company, LLC

Subcontracted Services

All work on Stan Jeong-Ha Lee, CPA’s engagement to audit the Company’s financial statements for the year ended June 30, 2012 was performed by full-time permanent employees of Stan Jeong-Ha Lee, CPA. All work on De Joya Griffith & Company, LLC’s engagement to audit the Company’s financial statements for the year ended June 30, 2011 was performed by full-time permanent employees of De Joya Griffith & Company, LLC.

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: September 28, 2012	/s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Xue Bangyi	September 28, 2012
Xue Bangyi
Director, Chief Executive Officer

/s/ Eva Deng___________	September 28, 2012
Eva Deng, Chief Financial and Accounting Officer, Director

/s/ Luan Dahai	September 28, 2012
Luan Dahai
Director