Form 10-Q
period 2012-09-30
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2012-11-13
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

November 13, 2012
Common Voting Stock: 50,665,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2012

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	June 30,
	2012	2012
CURRENT ASSETS:
Cash	$11,305,105	$8,584,928
Accounts receivable	1,220,943	899,957
Prepaid expenses and other current assets	39,943	3,997
Deferred tax assets	10,974	10,974
TOTAL CURRENT ASSETS	12,576,965	9,499,856

Property and equipment, net of accumulated depreciation	397,631	403,477
Intangible assets, net of accumulated amortization	187,132	188,612

TOTAL ASSETS	$13,161,728	$10,091,945

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to related party	$36,843	$36,630
Accrued expenses and other current liabilities	761,647	595,669

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	798,490	632,299

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 50,665,063 and 40,665,063 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	50,665	40,665
Additional paid-in capital	2,254,427	1,264,427
Retained earnings	9,326,972	7,493,615
Accumulated other comprehensive income	164,949	189,704

TOTAL STOCKHOLDERS' EQUITY OF THE COMPANY	11,797,013	8,988,411

Non-controlling interests	566,225	471,235

TOTAL STOCKHOLDERS' EQUITY	12,363,238	9,459,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,161,728	$10,091,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months Ended September 30,
	2012	2011

REVENUE	3,334,334	2,564,583

COST OF REVENUE
Cost	513,708	233,832
Business and sales related tax	186,960	129,312
	700,668	363,144

GROSS PROFIT	2,633,666	2,201,439

COSTS AND EXPENSES
General and administrative expenses	70,659	114,639

OPERATING INCOME	2,563,007	2,086,800

OTHER INCOME	8,597	1,054

INCOME BEFORE INCOME TAX	2,571,604	2,087,854

INCOME TAX	641,954	475,566

NET INCOME	1,929,650	1,612,288

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	96,293	82,676

NET INCOME ATTRIBUTABLE TO THE COMPANY	1,833,357	1,529,612

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	(26,058)	71,619

COMPREHENSIVE INCOME	1,807,299	1,601,231

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(1,303)	4,693

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,808,602	$1,596,538

Basic and diluted earnings per common share	$0.04	$0.04

Weighted average number of shares outstanding	47,295,498	40,665,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011
OPERATING ACTIVITIES:
Net income attributable to the Company	$1,833,357	$1,529,612
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to non-controlling interests	96,293	82,676
Depreciation and amortization	5,828	5,740
Changes in operating assets and liabilities:
Accounts receivable	(323,271)	(339,584)
Prepaid expense	(35,956)	-
Accrued expenses and other current liabilities	167,696	94,167
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,743,947	1,372,611

FINANCING ACTIVITIES:
Shares Issued	1,000,000	-
Proceeds from related party, loan	-	29,460
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	29,460

EFFECT OF EXCHANGE RATE ON CASH	(23,770)	53,558

INCREASE IN CASH	2,720,177	1,455,629

CASH - BEGINNING OF PERIOD	8,584,928	2,176,655

CASH - END OF PERIOD	$11,305,105	$3,632,284

Supplemental disclosures of cash flow information:
Cash paid for income tax	$492,662	$440,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

On January 12, 2009 the Company  acquired all of the outstanding capital stock of Tibet Medicine, Inc. (“TMI”), a Delaware corporation, in exchange for 36,401,462 shares of its common stock issued to the shareholders of TMI, representing 89.6% of the issued and outstanding shares of the Company. TMI was organized under the laws of Delaware on September 4, 2008 and is the 100% owner of the registered capital of BTC. BTC is a Wholly Foreign Owned Entity that was organized under the laws of the People’s Republic of China on December 5, 2008. For accounting purposes, the above transaction was accounted for as a reverse merger. TMI became the surviving entity for accounting purposes, whereas the Company is recognized as the surviving entity for legal purposes.

On January 4, 2009, BTC entered into four ten-year agreements (the “Entrusted Management Agreements”) with Leling JZH, which was incorporated under the laws of PRC as a limited liability company on November 20, 2008, and with the registered equity holders of Leling JZH.  Three of the agreements were amended as of July 24, 2009.  The purpose of these agreements is to transfer to BTC full responsibility for the management of Leling JZH, as well as 95% of the financial benefits that arise from the business of Leling JZH. As a result, BTC now has control over the business of Leling JZH and is considered a variable interest entity.  For that reason, the results of operations of Leling JZH have been included with the Company’s condensed consolidated financial statements.

Basis of presentation

The unaudited consolidated financial statements presented herein include the accounts of Jinzanghuang Tibet Pharmaceuticals, Inc., its wholly owned subsidiary (BTC) and variable interest entity (Leling JZH).  All inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.  In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the period have been included.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entity

Effective January 1, 2009, the Consolidation Topic ASC 810-10-45-16 revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling minority interests represent the allocation of earnings to the VIE owners who are not at risk for the majority of losses of the VIE, which have been accounted for by using the consolidation method of accounting.

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

	September 30, 2012	June 30, 2012
Total current assets	$13,077,095	$9,418,343
Total assets	12,492,331	10,010,432
Total current liabilities	1,756,402	589,677
Total liabilities	1,756,402	589,677

The amounts shown in the above table as of September 30, 2012 include $1,000,000 of intercompany payables  that have been eliminated in consolidating Leling JZH with the Company.

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable represent receivables from customers. Reserves for bad debts are based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. There is no bad debt expense recorded during the three months ended September 30, 2012 or the year ended June 30, 2012. The balance of allowance for bad debts was $0 and $0 ended September 30, 2012 and June 30, 2012, respectively. The accounts receivable balance as of September 30, 2012 is in compliance with the Company’s credit terms.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.

Long-Lived Assets and Other Acquired Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the three months ended September 30, 2012

Income tax

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes, and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Enterprise income tax

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Taxes and Sales-related Taxes

Pursuant to the tax law and regulations of PRC, Leling JZH is obligated to pay 5% of revenue for business taxes, and 7% and 4% (5% effective in May, 2011) of the annual business taxes paid as tax on maintaining and building cities and education additional fee, both of which belong to sales-related taxes. Sales-related taxes are recorded when revenue is recognized. For the three months ended September 30, 2012 and 2011, business taxes and sales-related taxes were $186,960 and $129,312, respectively.
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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (Continued)

The carrying amounts reported in the consolidated balance sheets for cash, due to related party, and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 820.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no such additional common shares available for dilution purposes as of September 30, 2012 and June 30, 2012.

New Accounting Pronouncements

In December 2011, the FASB issued ASU No.2011-12, deferral of the effective date for Amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. ASU2 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard has not had a material impact on the Company’s consolidated financial position and results of operations.

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

2             RELATED PARTY TRANSACTIONS

As of September 30, 2012, the Company has an aggregate of $36,843 in “due to related party” for expenses paid by a related party on behalf of the Company.  This is unsecured, bears no interest and is due on demand.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

3             PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	September 30, 2012	June 30, 2012
Buildings	$430,689	$431,785
Office equipment	17,836	17,881
	448,525	449,666

Less: accumulated depreciation	50,894	46,189

Property, plant and equipment, net	$397,631	$403,477

Depreciation expense charged to operations was $4,827 and $4,549 for the three months ended September 30, 2012 and 2011, respectively.

4              INTANGIBLE ASSETS, NET

Intangible assets, net, consists of the following:

	September 30, 2012	June 30, 2012

Land use right	$200,126	$200,636
Software	2,996	3,004
	203,122	203,640

Less: accumulated amortization	15,990	15,028

Intangible assets, net	$187,132	$188,612

Amortization expense charged to operations was $1,002 and $1,359 for the three months ended September 30, 2012 and 2011, respectively.

The future minimum amortization expense charged to operations for the coming years is as follows:

Years ending June 30:
2013	3,002
2014	4,003
2015	4,003
2016	4,003
2017	4,003
Remaining operating lease payments	168,126
Total future minimum operating lease payments	$187,140

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

5             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2012	June 30, 2012

Accrued payroll	$17,860	$16,445
Taxes payable	714,787	550,028
Accrued expenses	26,964	24,905
Other payables	2,306	4,292

Accrued expenses and other current liabilities	$761,647	$595,669

6              INCOME TAX

Taxes payable consisted of the following:

	September 30, 2012	June 30, 2012
Income tax payable	$640,766	$493,394
Property and land taxes payable	7,518	7,538
Business taxes payable	62,230	45,946
City and supplement taxes	4,273	3,150
	714,787	550,028

The provision for income taxes is summarized as follows:

	Three months ended September 30, 2012	The year ended June 30, 2012
Current provision	$641,954	$1,866,502
Deferred provision	-	80,203
Total	$641,954	$1,946,705

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	Three months ended	The year ended
	September 30, 2012	June 30, 2012
U.S. statutory rates	35%	35%
Foreign income not recognized in the U.S.	-35%	-35%
PRC statutory rates	25%	25%

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

7              COMMITMENTS AND CONTINGENCIES

(a)        Operating lease commitment

The Company leases buildings under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending June 30:
2013	378

Remaining operating lease payments	-
Total future minimum operating lease payments	$378

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

Substantially all of the Company’s business is transacted in RMB, which is not freely convertible.  The Peoples Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China.  Approval of foreign currency payments by the Peoples Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section 1A, entitled “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.   Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Outline of Our Business

Since its formation, Leling Jinzanghuang has been involved in the distribution of Tibetan pharmaceutical and nutraceutical products manufactured by Shandong Jinzanghuang, the primary equity owner of which is Xue Bangyi.   Leling Jinzanghuang served as a distributor of those products until October 2010, when it suspended its distribution operations.  Since October 2010 Leling Jinzanghuang has been exclusively engaged in providing advisory services to sauna stores that purchase sauna care products from Shandong Jinzanghuang.

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

Results of Operations

The following tables present certain consolidated statements of operations information. Financial information is presented for the three months ended September 30, 2012 and 2011, respectively.

	For the three months ended September 30		Change
	2012	2011	Amount	%
Revenue	$3,334,334	$2,564,583	769,751	30%
Cost of goods sold	700,668	363,144	337,524	93%
Gross profit	2,633,666	2,201,439	432,227	20%
Operating expenses	70,659	114,639	(43,980)	(38%)
Operating income/(loss)	2,563,007	2,086,800	476,207	23%
Net profit/(loss)	1,929,650	1,612,288	317,362	20%

Revenues

Our sauna store program began in October 2010 with a trial group of 50 sauna stores.  By June 30, 2011, the end of our 2011 fiscal year, the program had grown to 150 stores.  Revenue growth increased from quarter to quarter, roughly in proportion to the growth in number of stores, except that the third quarter in 2011 was particularly profitable.  This occurred because the Chinese Spring Festival, which occurs during that quarter, affords most Chinese workers from one to two weeks of vacation, during which time the sauna stores experienced a sharp increase in business.

Since July 1, 2011 we have added only 46 more sauna stores - eight in the first quarter of fiscal 2012 and 38 in August 2012 and have retained the original 150. Nevertheless our revenue has grown consistently from quarter to quarter. The increase was primarily caused by a marked increase in per store revenue, which we attribute to growing awareness of our product line. As a result, during the three months ended September 30, 2012, our revenue from the sauna stores program was $3,334,334, an increase of $769,751 or 30% from $2,564,583 recorded during the three months ended September 30, 2011. The increase was due in part to the addition of 38 stores, although the stores joined the program only in August 2012. The primary reason for the increase in revenue was the increase in per store revenue from the first quarter of fiscal 2012 to the first quarter of fiscal 2013.

The following table shows the elements that have contributed to the growth in our revenue since we initiated the sauna store program in October 2010.

	Fiscal 2011			Fiscal 2012				Fiscal 2013
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Service fees from sauna stores	554,543	1,419,313	1,715,454	2,564,583	2,659,182	2,712,438	2,716,812	3,334,334
Quantity of sauna stores	50	100	150	158	158	158	158	196
Average revenue per store	11,091	14,193	11,436	16,232	16,830	17,167	17,195	17,012

We held our market steady at 158 stores throughout the last fiscal year and only recently expanded modestly because we recognize that the greatest danger to the success of our business plan would be careless growth. We selected sauna stores carefully after March 2011 and added 38 stores this past quarter. With a client base of 196 stores, we are able to analyze the effectiveness of our marketing program, our product offerings, our management controls, and our financial systems, and to rectify shortcomings in any of those areas. We have been careful to assure that demand for our products has never exceeded supply; that our clients can rely on the timely delivery of their orders. Our goal is to optimize the relationship we have with these 196 stores, then use these sauna stores as the foundation on which our business will grow.

Gross profit

The dedication of our business to the sauna store program has resulted in high gross margin.  Because we have no cost of goods sold, our cost of sales is primarily direct labor and business taxes. As a result, during the three months ended September 30, 2011, we realized a gross margin of 86%.  Our revenue during the three months ended September 30, 2012 yielded a gross margin of 79%. The primary reason for the quarter-to-quarter reduction in gross margin ratio was the expense related to bringing 38 new stores into the program.

Operating expenses

The Company’s general and administrative expenses decreased from $114,639 for the three months ended September 30, 2011 to $70,659 for the three months ended September 30, 2012, a decrease of 38%. Most of our general and administrative are office expenses, including wages of our administrative personnel. The fact that we are able to increase revenue while reducing our general and administrative expenses reflects the low costs involved in the sauna service business, where Shandong JZH and our agent provide most of the marketing services.

After deducting the aforesaid operating expenses from our gross profit, the Company recorded $2,563,007 in operating income for the three months ended September 30, 2012. This represented an increase of $476,207, or 23%, compared with the three months ended September 30, 2011.

Net income

Our Chinese operating entity, Leling Jinzanghuang, is subject to tax in China at the statutory rate of 25% of income calculated in accordance with Chinese accounting principles. Accordingly, for the three months ended September 30, 2012 we accrued an income tax expense of $641,954.  After deducting that accrual, the Company reported net income of $1,929,650 for the three months ended September 30, 2012. For the three months ended September 30, 2011, we accrued an income tax expense of $475,566 and generated net income of $1,612,288.  This represented an increase in net income of $317,262 or 20%.

The entrusted management agreements assign to Beijing Taibodekang only 95% of the income generated from Leling Jinzanghuang.  For that reason, we deducted a “non-controlling interest” of $96,293 before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the three months ended September 30, 2012 was $1,833,357, representing $0.04 per share. For the three months ended September 30, 2011, we deducted a “non-controlling interest” of $82,676 and the net income attributable to the Company was $1,529,612, representing $0.04 per share.

Liquidity and Capital Resources

To date, our operations have been funded by contributions to capital by our founders and by the net cash provided by our operations.  As a result, at September 30, 2012 we had no bank debt and only a $36,843 obligation to a related party. At the same time, we had $11,305,105 in cash at September 30, 2012 as well as net working capital totaling $11,778,475, an increase of $2,910,918 since our last fiscal year ended on June 30, 2012.  We supplemented our cash reserves on July 31, 2012 by selling ten million shares of our common stock for a total of $1,000,000. So our capital resources are more than sufficient to fund our operations for the coming year as they are currently structured.

During the three months ended September 30, 2012, our operating activities provided $1,743,947 in net cash, compared to $1,372,611 in net cash during the three months ended September 30, 2011, an increase of $371,336 or 27%.  The net cash provided in the recent period was slightly lower than our net income for the three months ended September 30, 2012 due to the $320,986 increase in accounts receivable during the recent quarter. Net cash provided by operating activities in three months ended September 30, 2011 was slightly lower than our net income for the three months ended September 30, 2011 due to an increase in accounts receivable as well.

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

Item 1.                Legal Proceedings

None.

Item 1A              Risk Factors

There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

On July 31, 2012 the Company sold 10,000,000 shares of common stock to seven unrelated individuals in a private offering.  The purchase price for the shares was $.10 per share, or a total of $1 million.  The shares were sold to individuals who are accredited investors and were purchasing for their own accounts.  The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2013.

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: November 13, 2012	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

By: /s/ Eva Deng
Eva Deng, Chief Financial Officer, Chief Accounting Officer