Form 10-Q
period 2012-12-31
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2013-02-13
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

February 13, 2013
Common Voting Stock: 50,665,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2012
TABLE OF CONTENTS

		Page No
Part I	Financial Information
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – December 31, 2012 and June 30, 2012	2
	Condensed Consolidated Statements of Operations and Comprehensive Income
	for the Three and Six Months Ended December 31, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows – for the
	Six Months Ended December 31, 2012 and 2011	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18
Part II	Other Information
Item 1.	Legal Proceedings	19
Items 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	December 31,	June 30,
	2012	2012
CURRENT ASSETS:
Cash	$13,766,353	$8,584,928
Accounts receivable	1,369,372	899,957
Prepaid expenses and other current assets	22,636	3,997
Deferred tax assets	-	10,974
TOTAL CURRENT ASSETS	15,158,361	9,499,856

Property and equipment, net of accumulated depreciation	396,294	403,477
Intangible assets, net of accumulated amortization	187,775	188,612

TOTAL ASSETS	$15,742,430	$10,091,945

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Due to related party	$36,843	$36,630
Accrued expenses and other current liabilities	908,456	595,669

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	945,299	632,299

EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 50,665,063 and 40,665,063 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	50,665	40,665
Additional paid-in capital	2,254,427	1,264,427
Retained earnings	11,528,721	7,493,615
Accumulated other comprehensive income	275,018	189,704

TOTAL STOCKHOLDERS' EQUITY	14,108,831	8,988,411

NON-CONTROLLING INTERESTS	688,300	471,235

TOTAL EQUITY	14,797,131	9,459,646

TOTAL LIABILITIES AND EQUITY	$15,742,430	$10,091,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

Three months Ended December 31,		Six months Ended December 31,
2012	2011	2012	2011

REVENUE	$4,044,432	$2,659,182	$7,378,766	$5,223,765

COST OF REVENUE
Cost of services	632,540	441,349	1,146,249	675,181
Business and sales related tax	226,726	148,830	413,686	278,142
	859,266	590,179	1,559,934	953,323

GROSS PROFIT	3,185,166	2,069,003	5,818,832	4,270,442

OPERATING EXPENSES
General and administrative expenses	90,930	72,514	161,590	187,153

OPERATING INCOME	3,094,235	1,996,489	5,657,242	4,083,289

OTHER INCOME
Interest income	9,771	6,348	18,368	7,402

OPERATING INCOME	3,104,007	2,002,837	5,675,610	4,090,691

INCOME TAX	786,004	397,729	1,427,958	873,295

NET INCOME	2,318,003	1,605,108	4,247,653	3,217,396

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	116,254	74,695	212,548	157,371

NET INCOME ATTRIBUTABLE TO THE COMPANY	2,201,748	1,530,413	4,035,105	3,060,025

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	115,890	56,457	89,832	128,076

COMPREHENSIVE INCOME	2,317,639	1,586,870	4,124,938	3,188,101

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	5,820	2,823	4,518	7,516

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$2,311,818	$1,584,047	$4,120,420	$3,180,585

Basic and diluted earnings per common share	$0.04	$0.04	$0.08	$0.08

Weighted average number of shares outstanding	50,665,063	40,665,063	48,980,280	40,665,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$4,247,653	$3,217,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,671	11,300
Changes in operating assets and liabilities:
Accounts receivable	(463,773)	(408,616)
Contract deposit	-	149,106
Prepaid expense	(18,614)	-
Deferred tax assets	10,974	-
Accrued expenses and other current liabilities	308,760	(422)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,096,671	2,968,764

FINANCING ACTIVITIES:
Shares Issued	1,000,000	-
Proceeds from related party loan	-	7,507
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	7,507

EFFECT OF EXCHANGE RATE ON CASH	84,754	96,097

INCREASE IN CASH & AND CASH EQUIVALENTS	5,181,425	3,072,368

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,584,928	2,176,655

CASH & CASH EQUIVALENTS, ENDING BALANCE	$13,766,353	$5,249,023

Supplemental disclosures:
Cash paid for income tax	$1,139,610	$482,943
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entity (Continued)

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

	December 31, 2012	June 30, 2012
Total current assets	$15,079,919	$9,418,343
Total assets	15,663,989	10,010,432
Total current liabilities	13,691,003	8,261,531
Total liabilities	13,691,003	8,261,531

The amounts shown in the above table include $12,788,098 of intercompany payables as of December 31, 2012 and $7,671,854 of intercompany payables as of June 30, 2012 that have been eliminated in consolidating Leling JZH with the Company.

The Consulting Agreement between Leling Jinzanghuang and Beijing Taibodekang requires that, in payment for the consulting services provided by Beijing Taibodekang, Leling Jinzanghuang will pay fees to Beijing Taibodekang equal to:

●	10,000 RMB per month, plus
●	95% of the annual net profit of Leling Jinzanghuang.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable represent receivables from customers. Reserves for bad debts are based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. There is no bad debt expense recorded during the six months ended December 31, 2012 or the year ended June 30, 2012. The balance of allowance for bad debts was $0 and $0 ended December 31, 2012 and June 30, 2012, respectively. The accounts receivable balance as of December 31, 2012 is in compliance with the Company’s credit terms.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.

Long-Lived Assets and Other Acquired Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the six months ended December 31, 2012

Income tax

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Taxes and Sales-related Taxes

Pursuant to the tax law and regulations of PRC, Leling JZH is obligated to pay 5% of revenue for business taxes, and 7% and 4% (5% effective in May, 2011) of the annual business taxes paid as tax on maintaining and building cities and education additional fee, both of which belong to sales-related taxes. Sales-related taxes are recorded when revenue is recognized. For the three months ended December 31, 2012 and 2011, business taxes and sales-related taxes were $226,726 and $148,830, respectively. For the six months ended December 31, 2012 and 2011, business taxes and sales-related taxes were $413,686 and $278,142, respectively.
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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no such additional common shares available for dilution purposes as of December 31, 2012 and June 30, 2012.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012.  For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

2             RELATED PARTY TRANSACTIONS

As of December 31, 2012, the Company has an aggregate of $36,843 in “due to related party” for expenses paid by a related party on behalf of the Company.  This is unsecured, bears no interest and is due on demand.

3             PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31,2012	June 30,2012

Buildings	$434,492	$431,785
Office equipment	17,993	17,881
	452,485	449,666

Less: accumulated depreciation	56,191	46,189

Property, plant and equipment, net	$396,294	$403,477

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

             PROPERTY AND EQUIPMENT, NET (CONTINUED)

Depreciation expense charged to operations was $9,662 and $ 9,063 for the six months ended December 31, 2012 and 2011, respectively.

4              INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	December 31,2012	June 30,2012

Land use right	$201,893	$200,636
Software	3,023	3,004
	204,916	203,640

Less: accumulated amortization	17,141	15,028

Intangible assets, net	$187,775	$188,612

Amortization expense charged to operations was $2,009 and $2,237 for the six months ended December, 2012 and 2011, respectively.

The future minimum amortization expense charged to operations for the coming years is as follows:

Years ending June 30:
2013	$2,019
2014	4,038
2015	4,038
2016	4,038
2017	4,038
Remaining operating lease payments	169,604
Total future minimum operating lease payments	$187,775

5             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2012	June 30, 2012

Accrued payroll	$19,233	$16,445
Taxes payable	859,640	550,028
Accrued expenses	27,528	24,905
Other payables	2,055	4,292

Accrued expenses and other current liabilities	$908,456	$595,669

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

6              INCOME TAX

Taxes payable consisted of the following:

	December 31,2012	June 30,2012

Income tax payable	$777,362	$493,394
Property and land taxes payable	7,584	7,538
Business taxes payable	69,901	45,946
City and supplement taxes	4,793	3,150
	859,640	550,028

The provision for income taxes is summarized as follows:

	Six months ended	Six months ended
	December 31,2012	December 31,2011
Current provision	$1,427,958	$873,295
Deferred provision	-	-
Total	$1,427,958	$873,295

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	Six months ended	Six months ended
	December 31,2012	December 31,2011
U.S. statutory rates	35%	35%
Foreign income not recognized in the U.S.	-35%	-35%
PRC statutory rates	25%	25%
Effective tax rates	25%	25%

7              COMMITMENTS AND CONTINGENCIES

(a)        Operating lease commitment

The Company leases buildings under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending June 30:
2013	$764
2014	1,527
Remaining operating lease payments	2,291
Total future minimum operating lease payments	$4,582

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

7              COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Jinzanghuang Tibet Pharmaceuticals, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section 1A,entitled “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Accounting for Variable Interest

Jinzanghuang Tibet Pharmaceuticals, Inc. is a holding company whose only asset is an indirect 100% ownership interest in Beijing Taibodekang Management Consulting Co., Ltd. (“Beijing Taibodekang”), a Wholly Foreign Owned Entity organized under the laws of the People’s Republic of China on December 5, 2008.  On January 4, 2009, Beijing Taibodekang entered into four agreements with LelingJinzanghuang Biotech Co. Ltd. (“LelingJinzanghuang”) and with the equity owners in LelingJinzanghuang.  Three of the agreements were amended as of July 24, 2009.  Collectively, the agreements provide Beijing Taibodekang exclusive control over the business of LelingJinzanghuang.  The relationship is one that is generally identified as “entrusted management.”

The entrusted management agreements further provide that, in exchange for the management and marketing services to be provided by Beijing Taibodekang, LelingJinzanghuang will pay to Beijing Taibodekang a service fee equal to 10,000 RMB per month plus 95% of the net profits generated by LelingJinzanghuang.  To date, in order to make funds available to funds the growth of LelingJinzanghuang, LelingJinzanghuang has not made any payment to Beijing Taibodekang.  Accordingly, $11,779,229 has been accrued on the balance sheet of LelingJinzanghuang as of December 31, 2012 as due to Beijing Taibodekang pursuant to the Exclusive Technical Service and Consulting Agreement.

The accounting effect of the entrusted management agreements between Beijing Taibodekang and LelingJinzanghuang is to cause the balance sheets and financial results of LelingJinzanghuang to be consolidated with those of Beijing Taibodekang, with respect to which LelingJinzanghuang is now a variable interest entity.  Since the parties to the Entrusted Management Agreements were both controlled by Xue Bangyi, who is CEO of both Beijing Taibodekang and LelingJinzanghuang, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of LelingJinzanghuang since its inception.

The entrusted management agreements may not be as effective in providing Jinzanghuang Tibet Pharmaceuticals with operational control over LelingJinzanghuang as would direct ownership. Our entitlement to the benefits of the business of LelingJinzanghuang depends on our ability to enforce the agreements between our subsidiary, Beijing Taibodekang, and LelingJinzanghuang.  If a dispute arose between those entities that could not be resolved amicably, we would have to resort to a court or arbitration tribunal in the People’s Republic of China to secure our rights with respect to LelingJinzanghuang.  We are not aware, however, of a body of reported decisions regarding the enforceability of agreements of this sort under the laws of the PRC.  It is possible, therefore, that the Chinese tribunal would decide that the agreements were not enforceable, either as a matter of national policy or for some other reason.  If that were to occur, Jinzanghuang Tibet Pharmaceuticals, Inc. would have no business operations or assets, and its outstanding common stock would be essentially worthless.  The fact that Xue Bangyi is the CEO and principal owner of both Jinzanghuang Tibet Pharmaceuticals and LelingJinzanghuang makes the prospect of such a dispute remote, but not inconceivable.

 Outline of Our Business

Since its formation, LelingJinzanghuang has been involved in the distribution of Tibetan pharmaceutical and nutraceutical products manufactured by Shandong Jinzanghuang, the primary equity owner of which is Xue Bangyi.   LelingJinzanghuang served as a distributor of those products until October 2010, when it suspended its distribution operations.  Since October 2010 LelingJinzanghuang has been exclusively engaged in providing advisory services to sauna stores that purchase sauna care products from Shandong Jinzanghuang.

On October 8, 2010, LelingJinzanghuang entered into an agency agreement with Shenyang Jintao Technology Co., Ltd. (“Jintao”), pursuant to which Jintao has introduced 158 sauna stores to LelingJinzanghuang. Shandong Jinzanghuang sells its Tibetan medicine products to the sauna stores and LelingJinzanghuang provides training service to each store to coach the store’s employees in methods of integrating the Shandong Jinzanghuang products into the sauna service. LelingJinzanghuang has paid Jintao a fee, ranging from RMB 8,000 ($1,269) to RMB 9,000 ($1,425) for each store Jintao has introduced.

The contract among LelingJinzanghuang, Shandong Jinzanghuang and the sauna store provides that the store will purchase products, as needed, directly from Shandong Jinzanghuang.  In compensation for LelingJinzanghuang’s advisory services, the sauna store pays LelingJinzanghuang a fee equal to a percentage of the resale price charged by the sauna store to its customers for the Shandong Jinzanghuang products. The fee is either 35% or 40% of the resale price, depending on the location of the sauna store. At each month end, each store sends a usage record to LelingJinzanghuang. LelingJinzanghuang also makes a physical inventory count quarterly to compare remaining inventory with the quantity delivered by Shandong Jinzanghuang.

This business model provides LelingJinzanghuang with a revenue stream for which it incurs very little direct cost, as the product manufacture and distribution is entirely the responsibility of Shandong Jinzanghuang. In addition, entry into this new market did not force us to incur significant start-up costs, as we have used the same employees and same facilities for the sauna market as carried on our prior product distribution activities.

Results of Operations

The following tables present selected financial information derived from the condensed consolidated statements of operations included in this Report.

	For the three months ended December 31		Change
	2012	2011	Amount	%
Revenue	$4,044,432	$2,659,182	$1,385,250	52.1%
Cost of revenue	859,266	590,179	269,087	45.6%
Gross profit	3,185,166	2,069,003	1,116,163	53.9%
Operating expenses	90,930	72,514	18,416	25.4%
Operating income	3,094,235	1,996,489	1,097,746	55.0%
Net income	2,318,003	1,605,108	712,895	44.4%

	For the six months ended December 31		Change
	2012	2011	Amount	%
Revenue	$7,378,766	$5,223,765	$2,155,001	41.3%
Cost of revenue	1,559,934	953,323	606,611	63.6%
Gross profit	5,818,832	4,270,442	1,548,390	36.3%
Operating expenses	161,590	187,153	(25,563)	(13.66%)
Operating income	5,657,242	4,083,289	1,573,953	38.5%
Net income	4,247,653	3,217,396	1,030,257	32.0%

Revenue

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

Since July 1, 2011 we have added only 54 more sauna stores, and have retained the original 150. Our revenue has grown consistently from quarter to quarter. The increase has been primarily caused by a marked increase in per store revenue, which we attribute to growing awareness of our product line. As a result, during the three months ended December 31, 2012, our revenue from the sauna stores program was $4,044,432, an increase of $1,385,250, or 52%, from $2,659,182 recorded during the three months ended December 31, 2011. The increase was due in part to the addition of 46 stores that joined the program the first half year of fiscal 2013.  However, if per store revenue had remained flat, those 46 additional stores would have added only $774,180 to our revenue.  The remainder of the increase in revenue, therefore, was attributable to the increase in per store revenue from the second quarter of fiscal 2012 to the second quarter of fiscal 2013.

The following table shows the elements that have contributed to the growth in our revenue in the past six fiscal quarters.

	Fiscal 2012				Fiscal 2013
	Q1	Q2	Q3	Q4	Q1	Q2
Service fees from sauna stores	2,564,583	2,659,182	2,712,438	2,716,812	3,334,334	4,044,432
Quantity of sauna stores	158	158	158	158	196	204
Average revenue per store	16,232	16,830	17,167	17,195	17,012	19,826

We held our market steady at 158 stores throughout the last fiscal year and only recently expanded modestly because we recognize that the greatest danger to the success of our business plan would be careless growth. We selected sauna stores carefully after March 2011 and added 46 stores in the first half year of fiscal 2013. With a client base of 204 stores, we are able to analyze the effectiveness of our marketing program, our product offerings, our management controls, and our financial systems, and to rectify shortcomings in any of those areas. We have been careful to assure that demand for our products has never exceeded supply; that our clients can rely on the timely delivery of their orders. Our goal is to optimize the relationship we have with these 204stores, then use these sauna stores as the foundation on which our business will grow.

Gross profit

The dedication of our business to the sauna store program has resulted in high gross margin.  Because we have no cost of goods sold, our cost of sales is almost entirely direct labor and business taxes. As a result, during both the three and the six month periods ended December 31, 2012, we realized gross margin of 78.8%.  Our revenue during the six months ended December 31, 2011 yielded a gross margin of 81.8%. The primary reason for the lower level gross margin ratio in fiscal 2013 has been the expense related to bringing 46 new stores into the program.

Operating expenses

The Company’s general and administrative expenses remain relatively stable, despite the rapid growth of our revenue.  General and administrative expenses increased by 25% from the second quarter of fiscal 2012 to the second quarter of fiscal 2013, and decreased by 14% from the first half of fiscal 2012 to the first half of fiscal 2013.  General and administrative expenses for the second quarter of fiscal 2013, however, represented only 2% of revenue, indicative of our very efficient operations.  Most of our general and administrative are office expenses, including wages of our administrative personnel. The fact that we are able to increase revenue while maintaining modest general and administrative expenses reflects the low costs involved in the sauna service business, where Shandong JZH and our agent provide most of the marketing services.

After deducting the aforesaid operating expenses from our gross profit, the Company recorded $3,094,235 in operating income for the three months ended December 31, 2012, an increase of 55%, compared with the three months ended December 31, 2011.  For the six months ended December 31, 2012 our operating income was $5,657,242, an increase of 38.5% compared with the six months ended December 31, 2011.

Net income

Our Chinese operating entity, LelingJinzanghuang, is subject to tax in China at the statutory rate of 25% of income calculated in accordance with Chinese accounting principles. Accordingly, for the three and six months ended December 31, 2012 we accrued income tax expense of $786,004 and $1,427,958 respectively.  After deducting those accruals, the Company reported net income of $2,318,003 and $4,247,653 for the three and six month periods ended December 31, 2012. Net income for the three months ended December 31, 2012 was 44% greater than in the comparable prior year quarter; for the six month period our net income increased by 32%.

The entrusted management agreements assign to Beijing Taibodekang only 95% of the net profit generated from LelingJinzanghuang.  For that reason, we deducted a “non-controlling interest” of $116,254 before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income for the three months ended December 31, 2012, and a non-controlling interest of $212,548 for the six month period then ended.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the three months ended December 31, 2012 was $2,201,748 ($.04 per share), an increase of 44% from the second quarter of fiscal 2012.  Net income attributable to the Company for the six month period ended December 31, 2012 was $4,035,105 ($.08 per share), an increase of 32% from the first half of fiscal 2012.

Comprehensive income

 Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they are more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three and six months ended December 31, 2012, the effect of converting our financial results to Dollars was to add $115,890 and $89,832, respectively, to our accumulated other comprehensive income.

Liquidity and Capital Resources

To date, our operations have been funded by contributions to capital by our founders and by the net cash provided by our operations.  Currently, our cash flow from operations is sufficient to sustain our operations without outside financing, with the singular exception that on occasion we borrow dollars from our affiliates to pay expenses we incur in the U.S., so as to avoid the efforts involved in converting RMB to dollars for this purpose.  As a result, at December 31, 2012 we had no bank debt and only a $36,843 obligation to a related party. At the same time, we had $13,766,353 in cash at December 31, 2012 as well as net working capital totaling $14,213,062, an increase of $5,345,505 since our last fiscal year ended on June 30, 2012.  We supplemented our cash reserves on July 31, 2012 by selling ten million shares of our common stock for a total of $1,000,000. So our capital resources are more than sufficient to fund our operations for the coming year as they are currently structured.

During the six months ended December 31, 2012, our operating activities provided $4,096,671 in net cash, compared to $2,968,764 in net cash during the six months ended December 31, 2011, an increase of $1,127,907 or 38%.  The net cash provided in the recent period was slightly lower than our net income for the six months ended December 31, 2012 due to the $463,773 increase in accounts receivable during the period. Net cash provided by operating activities in six months ended December 31, 2011 was slightly lower than our net income for the six months ended December 31, 2011 for the same reason.

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

The most significant risk to our liquidity comes from our relationship with Shandong Jinzanghuang.  The high operating margins and growing profitability that we have achieved in recent periods is a result of that relationship, in which a single business - the business of delivering Tibetan medicine products to sauna stores - has been divided between two entities: Shandong Jinzanghuang, which bears the expenses of manufacturing and distributing the products, and LelingJinzanghuang, which receives a sizeable portion of the revenue from the business in exchange for consulting services only.  If it were to occur that, for financial or any other reason, Shandong Jinzanghuang became unable to deliver the products required by the sauna stores, LelingJinzanghuang would be required to devote its financial resources to developing an alternative source for the products - otherwise the business would fail.  For this reason, we consider our cash reserves to be both the means of expansion as well as a security against any disruption in our business caused by our affiliate.

Restrictions on Dividends and Other Cash Transfers

All of our business operations are carried out by LelingJinzanghuang, our variable interest entity in China.  In the future, in order for the U.S. parent corporation to pay dividends to our shareholders from the earnings obtained in China, we will have to transfer funds from LelingJinzanghuang to Beijing Taibodekang, our Chinese subsidiary, and then to Jinzanghuang Tibet Pharmaceuticals, our U.S. parent corporation. Our ability to transfer funds from Beijing Taibodekang to Jinzanghuang Tibet Pharmaceuticals in this manner will limited by two factors:

●	Statutory Reserves. The Company Law of the PRC applicable to Chinese companies with foreign ownership provides that net income can be distributed as dividends only after:
a.	Cumulative prior years’ losses have been recouped;
b.	10% of after tax income has been allocated to a statutory surplus reserve until the reserve amounts to 50% of the company’s registered capital; and
c.	Allocations have been made to the discretionary surplus reserve, if such a reserve is approved at the meeting of the equity owners.
●
Currency Conversion.  The Chinese Yuan (Renminbi) is not freely convertible into Dollars.  The State Administration of Foreign Exchange (“SAFE”) administers foreign exchange dealings and requires that they be conducted though designated financial institutions.  Foreign Invested Enterprises, such as Beijing Taibodekang, may purchase foreign currency from designated financial institutions in connection with current account transactions, including profit repatriation.  However, the procedures required in order to effect such purchases can significantly delay a transfer of funds to the U.S.

These factors will limit the amount of funds that we can transfer from Beijing Taibodekang to our U.S. parent company and may delay any such transfer, with resulting effect on the ability of the U.S. parent to pay dividends to its shareholders. It should be noted, moreover, that to date LelingJinzanghuang has not made any payment to Beijing Taibodekang, despite the provisions of the entrusted management agreements that promise 95% of net profits to Beijing Taibodekang.  The amount due from LelingJinzanghuang to Beijing Taibodekang has been recorded on their inter-company accounts as a payable due to Beijing Taibodekang; however no interest or penalty or other compensation is being accrued as a result of the failure of LelingJinzanghuang to make the payments due.  Rather, it is management’s plan for the foreseeable future that LelingJinzanghuang will make payments to Beijing Taibodekang to the extent necessary for Beijing Taibodekang to pay its ongoing expenses, and may also make payment to Beijing Taibodekang to pay the expenses of our U.S. parent company if we find that procedure more convenient than borrowing dollars from related parties.  LelingJinzanghuang will retain all other income to fund the growth of LelingJinzanghuang.

Finally, it should be noted that, upon repatriation of earnings of Beijing Taibodekang to the United States, those earnings may become subject to United States federal and state income taxes.  We have not accrued any U.S. federal or state tax liability on the undistributed earnings of our foreign subsidiary because those funds are intended to be indefinitely reinvested in our international operations.  Accordingly, taxes imposed upon repatriation of those earnings to the U.S. may reduce the net worth of the Company.

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

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

The Company did not effect any unregistered sales of equity securities during the 2nd quarter of fiscal 2013.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2013.

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: February 13, 2013	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

By: /s/ Eva Deng
Eva Deng, Chief Financial Officer, Chief Accounting Officer