Form 10-Q
period 2013-03-31
JINZANGHUANG TIBET PHARMACEUTICALS, INC.
filed 2013-05-15
CIK 910832

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

May 15, 2013
Common Voting Stock: 50,665,063

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2013

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2013	2012
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$16,364,626	$8,584,928
Accounts receivable	1,327,637	899,957
Prepaid expenses and other current assets	4,055	3,997
Deferred tax assets	-	10,974
TOTAL CURRENT ASSETS	17,696,318	9,499,856

Property and equipment, net of accumulated depreciation	392,542	403,477
Intangible assets, net of accumulated amortization	187,260	188,612

TOTAL ASSETS	$18,276,120	$10,091,945

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Due to related party	$36,843	$36,630
Accrued expenses and other current liabilities	949,453	595,669

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	986,296	632,299

EQUITY:
Common stock, $0.001 par value, 300,000,000 shares authorized, 50,665,063 and 40,665,063 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	50,665	40,665
Additional paid-in capital	2,254,427	1,264,427
Retained earnings	13,853,842	7,493,615
Accumulated other comprehensive income	318,149	189,704

TOTAL STOCKHOLDERS' EQUITY	16,477,083	8,988,411

NONCONTROLLING INTERESTS	812,741	471,235

TOTAL EQUITY	17,289,824	9,459,646

TOTAL LIABILITIES AND EQUITY	$18,276,120	$10,091,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

REVENUE	$4,262,884	$2,712,438	$11,641,650	$7,936,203

COST OF REVENUE
Cost of services	670,407	442,447	1,816,656	1,117,628
Business and sales related tax	238,161	152,552	651,847	430,694
	908,568	594,999	2,468,503	1,548,322

GROSS PROFIT	3,354,316	2,117,439	9,173,147	6,387,881

OPERATING EXPENSES
General and administrative expenses	105,782	128,483	267,372	315,636

OPERATING INCOME	3,248,534	1,988,956	8,905,775	6,072,245

OTHER INCOME
Interest income	13,239	6,584	31,607	13,986

OPERATING INCOME	3,261,773	1,995,540	8,937,382	6,086,231

INCOME TAX	814,478	578,288	2,242,436	1,451,583

NET INCOME	2,447,295	1,417,252	6,694,946	4,634,648

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	122,171	70,813	334,719	228,184

NET INCOME ATTRIBUTABLE TO THE COMPANY	2,325,124	1,346,439	6,360,227	4,406,464

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain, net of tax	45,401	1,528	135,233	129,604

COMPREHENSIVE INCOME	2,370,525	1,347,967	6,495,460	4,536,068

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	2,270	476	6,788	7,992

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$2,368,255	$1,347,491	$6,488,672	$4,528,076

Basic and diluted earnings per common share	$0.05	$0.03	$0.13	$0.11

Weighted average number of shares outstanding	50,665,063	40,665,063	49,533,676	40,665,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine months ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$6,694,946	$4,634,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,473	16,887
Changes in operating assets and liabilities:
Accounts receivable	(419,640)	(407,993)
Contract deposit	-	149,262
Prepaid expense	(24)	-
Deffered tax assets	10,974	81,545
Accrued expenses and other current liabilities	348,177	99,700
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,651,906	4,574,049

FINANCING ACTIVITIES:
Shares Issued	1,000,000	-
Proceeds from related party, loan	-	7,440
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	7,440

EFFECT OF EXCHANGE RATE ON CASH	127,792	105,387

INCREASE IN CASH & CASH EQUIVALENTS	7,779,698	4,686,876

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,584,928	2,176,655

CASH & CASH EQUIVALENTS, ENDING BALANCE	$16,364,626	$6,863,531

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$1,920,744	$1,284,289
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by US GAAP for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of June 30, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

The Company’s function currency is the Chinese Yuan, or Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).

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
MARCH 31, 2013
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

	March 31, 2013	June 30, 2012

Total current assets	$17,613,567	$9,418,343
Total assets	18,193,369	10,010,432
Total current liabilities	16,092,682	8,261,531
Total liabilities	16,092,682	8,261,531

The amounts shown in the above table include $15,149,028 of intercompany payables as of March 31, 2013 and $7,671,854 of intercompany payables as of June 30, 2012 that have been eliminated in consolidating Leling JZH with the Company.

The Consulting Agreement between Leling Jinzanghuang and Beijing Taibodekang requires that, in payment for the consulting services provided by Beijing Taibodekang, Leling Jinzanghuang will pay fees to Beijing Taibodekang equal to:

•	10,000 RMB per month, plus

•	95% of the annual net profit of Leling Jinzanghuang.

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
MARCH 31, 2013
(Unaudited)

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable represent receivables from customers. Reserves for bad debts are based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. There is no bad debt expense recorded during the nine months ended March 31, 2013 or 2012. The balance of allowance for bad debts was $0 and $0 ended March 31, 2013 and June 30, 2012, respectively. The accounts receivable balance as of March 31, 2013 is in compliance with the Company’s credit terms.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.

Long-Lived Assets and Other Acquired Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during the nine months ended March 31, 2013.

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
MARCH 31, 2013
(Unaudited)

1              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Taxes and Sales-related Taxes

Pursuant to the tax law and regulations of PRC, Leling JZH is obligated to pay 5% of revenue for business taxes, and 7% and 4% (5% effective in May, 2011) of the annual business taxes paid as tax on maintaining and building cities and education additional fee, both of which belong to sales-related taxes. Sales-related taxes are recorded when revenue is recognized. For the three months ended March 31, 2013 and 2012, business taxes and sales-related taxes were $238,161 and $152,552, respectively. For the nine months ended March 31, 2013 and 2013, business taxes and sales-related taxes were $651,847 and $430,694, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no such additional common shares available for dilution purposes as of March 31, 2013 and June 30, 2012.

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

2             RELATED PARTY TRANSACTIONS

As of March 31, 2013, the Company has an aggregate of $36,843 in “due to related party” for expenses paid by a related party on behalf of the Company.  This is unsecured, bears no interest and is due on demand.

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

3             PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	March 31, 2013	June 30, 2012

Buildings	$435,643	$431,785
Office equipment	18,041	17,881
	453,684	449,666

Less: accumulated depreciation	61,142	46,189

Property, plant and equipment, net	$392,542	$403,477

Depreciation expense charged to operations was $14,454 and $ 13,647 for the nine months ended March 31, 2013 and 2012, respectively.

4              INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of the following:

	March 31, 2013	June 30, 2012

Land use right	$202,428	$200,636
Software	3,031	3,004
	205,459	203,640

Less: accumulated amortization	18,199	15,028

Intangible assets, net	$187,260	$188,612

Amortization expense charged to operations was $3,019 and $2,994 for the nine months ended March 31, 2013 and 2012, respectively.

The future minimum amortization expense charged to operations for the coming years is as follows:

Years ending June 30:
2013	1,012
2014	4,048
2015	4,048
2016	4,048
2017	4,048
Remaining operating lease payments	170,056
Total future minimum operating lease payments	$187,260

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

5             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2013	June 30, 2012

Accrued payroll	$23,089	$16,445
Taxes payable	896,823	550,028
Accrued expenses	27,482	24,905
Other payables	2,060	4,292

Accrued expenses and other current liabilities	$949,453	$595,669

6              INCOME TAX

Taxes payable consisted of the following:

	March 31, 2013	June 30, 2012

Income tax payable	$816,515	$493,394
Property and land taxes payable	7,604	7,538
Business taxes payable	68,057	45,946
City and supplement taxes	4,647	3,150
Total	$896,823	$550,028

The provision for income taxes is summarized as follows:

	Nine months ended	Nine months ended
	March 31, 2013	March 31, 2012
Current provision	$2,242,436	$1,451,583
Deferred provision	-	-
Total	$2,242,436	$1,451,583

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	Nine months ended	Nine months ended
	March 31, 2013	March 31, 2012

U.S. statutory rates	35%	35%
Foreign income not recognized in the U.S.	-35%	-35%
PRC statutory rates	25%	25%
Effective tax rate	25%	25%

JINZANGHUANG TIBET PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

7              COMMITMENTS AND CONTINGENCIES

(a)        Operating lease commitment

The Company leases buildings under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending June 30:
2013	$383
2014	1,531
Remaining operating lease payments	2,297
Total future minimum operating lease payments	$4,211

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

8              SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing which the consolidated financial statements were available to be issued.  All subsequent events requiring recognition as of March 31, 2013 have been incorporated into these consolidated financial statements.  There are no other material subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

The entrusted management agreements further provide that, in exchange for the management and marketing services to be provided by Beijing Taibodekang, LelingJinzanghuang will pay to Beijing Taibodekang a service fee equal to 10,000 RMB per month plus 95% of the net profits generated by LelingJinzanghuang.  To date, in order to make funds available to fund the growth of LelingJinzanghuang, LelingJinzanghuang has not made any payment to Beijing Taibodekang.  Accordingly, $14,137,488 has been accrued on the balance sheet of LelingJinzanghuang as of March 31, 2013 as due to Beijing Taibodekang pursuant to the Exclusive Technical Service and Consulting Agreement.

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

On October 8, 2010, LelingJinzanghuang entered into an agency agreement with Shenyang Jintao Technology Co., Ltd. (“Jintao”), pursuant to which Jintao has introduced 204 sauna stores to LelingJinzanghuang. Shandong Jinzanghuang sells its Tibetan medicine products to the sauna stores and LelingJinzanghuang provides training service to each store to coach the store’s employees in methods of integrating the Shandong Jinzanghuang products into the sauna service. LelingJinzanghuang has paid Jintao a fee, ranging from RMB 8,000 ($1,269) to RMB 9,000 ($1,427) for each store Jintao has introduced.

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

During the quarter ended March 31, 2013, Jintao purchased 152 of the 204 sauna stores that we have under contract. The other 52 sauna stores under contract remain independent. This new situation introduces into our business the risk of having one customer who will be responsible to nearly 75% of our revenue.  On the other hand, the situation should increase our administrative efficiency, as we will collect 75% of our monthly fees from one source rather than 152 sources.

Our business model provides LelingJinzanghuang with a revenue stream for which it incurs very little direct cost, as the product manufacture and distribution is entirely the responsibility of Shandong Jinzanghuang. In addition, entry into this new market did not force us to incur significant start-up costs, as we have used the same employees and same facilities for the sauna market as carried on our prior product distribution activities.

Results of Operations

The following tables present selected financial information derived from the condensed consolidated statements of operations included in this Report.

	For the three months ended March 31		Change
	2013	2012	Amount	%
Revenue	$4,262,884	$2,712,438	$1,550,446	57.2%
Cost of revenue	908,568	594,999	313,569	52.7%
Gross profit	3,354,316	2,117,439	1,236,877	58.4%
Operating expenses	105,782	128,483	(22,701)	(17.7%)
Operating income	3,248,534	1,988,956	1,259,578	63.3%
Net income	2,325,124	1,346,439	978,685	72.7%

	For the nine months ended March 31		Change
	2013	2012	Amount	%
Revenue	$11,641,650	$7,936,203	$3,705,447	46.7%
Cost of revenue	2,468,503	1,548,322	920,181	59.4%
Gross profit	9,173,147	6,387,881	2,785,266	43.6%
Operating expenses	267,372	315,636	(48,264)	(15.3%)
Operating income	8,905,775	6,072,245	2,833,530	46.7%
Net income	6,360,227	4,406,464	1,953,763	44.3%

Revenue

Our sauna store program began in October 2010 with a trial group of 50 sauna stores.  By June 30, 2011, the end of our 2011 fiscal year, the program had grown to 150 stores.  Revenue growth increased from quarter to quarter, roughly in proportion to the growth in number of stores, except that the third quarter of each fiscal year is particularly profitable.  This occurs because the Chinese Spring Festival, which takes place during that quarter, affords most Chinese workers from one to two weeks of vacation, during which time the sauna stores experience a sharp increase in business.

Since July 1, 2011 we have added only 54 more sauna stores, and have retained the original 150. Our revenue has grown consistently from quarter to quarter. The increase has been primarily caused by a marked increase in per store revenue, which we attribute to growing awareness of our product line. As a result, during the three months ended March 31, 2013, our revenue from the sauna stores program was $4,262,884, an increase of $1,550,446, or 57%, from $2,712,438 recorded during the three months ended March 31, 2012. The increase was due in part to the addition of 46 stores that joined the program the first half year of fiscal 2013.  However, if per store revenue had remained flat, those 46 additional stores would have added only $789,682 to our revenue.  The remainder of the increase in revenue, therefore, was attributable to the increase in per store revenue from the third quarter of fiscal 2012 to the third quarter of fiscal 2013.

The following table shows the elements that have contributed to the growth in our revenue in the past seven fiscal quarters.

	Fiscal 2012				Fiscal 2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3

Service fees from sauna stores	2,564,583	2,659,182	2,712,438	2,716,812	3,334,334	4,044,432	4,262,884
Quantity of sauna stores	158	158	158	158	196	204	204
Average revenue per store	16,232	16,830	17,167	17,195	17,012	19,826	20,896

We held our market steady at 158 stores throughout the last fiscal year and only recently expanded modestly because we recognize that the greatest danger to the success of our business plan would be careless growth. We selected sauna stores carefully after March 2011 and added 46 stores in the first half of fiscal 2013. With a client base of 204 stores, we are able to analyze the effectiveness of our marketing program, our product offerings, our management controls, and our financial systems, and to rectify shortcomings in any of those areas. We have been careful to assure that demand for our products has never exceeded supply; that our clients can rely on the timely delivery of their orders. Our goal is to optimize the relationship we have with these 204 stores, then use these sauna stores as the foundation on which our business will grow.

During the first quarter of 2013, Jintao purchased 152 of the 204 sauna stores that we have under contract.  The other 52 sauna stores under contract remain independent.  We cannot know at this time what effect, if any, the consolidation of those 152 stores under common ownership will have on our future revenue.

Gross profit

The dedication of our business to the sauna store program has resulted in high gross margin.  Because we have no cost of goods sold, our cost of sales is almost entirely direct labor and business taxes. As a result, during both the three and the nine month periods ended March 31, 2013, we realized gross margin of 78.7%.  Our revenue during the nine months ended March 31, 2012 yielded a gross margin of 80.5%. The primary reason for the lower level gross margin ratio in fiscal 2013 has been the expense related to bringing 46 new stores into the program.

Operating expenses

The Company’s general and administrative expenses remain relatively stable, despite the rapid growth of our revenue.  General and administrative expenses decreased by 18% from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 and by 15% from the first three quarters of fiscal 2012 to the first three quarters of fiscal 2013.  General and administrative expenses for the third quarter of fiscal 2013, however, represented only 2% of revenue, indicative of our very efficient operations.  Most of our general and administrative are office expenses, including wages of our administrative personnel. The fact that we are able to increase revenue while reducing already modest general and administrative expenses reflects the low costs involved in the sauna service business, where Shandong Jinzanghuang and our agent provide most of the marketing services.

After deducting the aforesaid operating expenses from our gross profit, the Company recorded $3,248,534 in operating income for the three months ended March 31, 2013, an increase of 63%, compared with the three months ended March 31, 2012.  For the nine months ended March 31, 2013 our operating income was $8,905,775, an increase of 47% compared with the nine months ended March 31, 2012.

Net income

Our Chinese operating entity, LelingJinzanghuang, is subject to tax in China at the statutory rate of 25% of income calculated in accordance with Chinese accounting principles. Accordingly, for the three and nine months ended March 31, 2013 we accrued income tax expense of $814,478 and $2,242,436 respectively.  After deducting those accruals, the Company reported net income of $2,447,295 and $6,694,946 for the three and nine month periods ended March 31, 2013. Net income for the three months ended March 31, 2013 was 73% greater than in the comparable prior year quarter; for the nine month period our net income increased by 44%.

The entrusted management agreements assign to Beijing Taibodekang only 95% of the net profit generated from LelingJinzanghuang.  For that reason, we deducted a “non-controlling interest” of $122,171 before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013, and a non-controlling interest of $334,719 for the nine month period then ended.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the three months ended March 31, 2013 was $2,325,124 ($.05 per share), an increase of 73% from the third quarter of fiscal 2012.  Net income attributable to the Company for the nine month period ended March 31, 2013 was $6,360,227 ($0.13 per share), an increase of 44% from the first three quarters of fiscal 2012.

Comprehensive income

 Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they are more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three and nine months ended March 31, 2013, the effect of converting our financial results to Dollars was to add $45,401 and $135,233, respectively, to our accumulated other comprehensive income.

Liquidity and Capital Resources

To date, our operations have been funded by contributions to capital by our founders and by the net cash provided by our operations.  Currently, our cash flow from operations is sufficient to sustain our operations without outside financing, with the singular exception that on occasion we borrow dollars from our affiliates to pay expenses we incur in the U.S., so as to avoid the efforts involved in converting RMB to dollars for this purpose.  As a result, at March 31, 2013 we had no bank debt and only a $36,843 obligation to a related party. At the same time, we had $16,364,626 in cash at March 31, 2013 as well as net working capital totaling $16,710,022, an increase of $7,842,465 since our last fiscal year ended on June 30, 2012.  We supplemented our cash reserves on July 31, 2012 by selling ten million shares of our common stock for a total of $1,000,000. So our capital resources are more than sufficient to fund our operations for the coming year as they are currently structured.

During the nine months ended March 31, 2013, our operating activities provided $6,651,906 in net cash, compared to $4,574,049 in net cash during the nine months ended March 31, 2012, an increase of $2,077,857 or 45%.  The net cash provided in the recent period was slightly lower than our net income for the nine months ended March 31, 2013 due to the $419,640 increase in accounts receivable during the period. Net cash provided by operating activities in the nine months ended March 31, 2012 was slightly lower than our net income for the nine months ended March 31, 2012 for the same reason.

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

Item 1.                      Legal Proceedings

None.

Item 1A                      Risk Factors

There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended June 30, 2012, except as follows:

Any interference in our relationship with Shenyang Jintao Technology Co., Ltd., which is the source of 75% of our revenue, could have a significant negative effect on our results of operations.

Shenyang Jintao Technology Co., Ltd. (“Jintao”) has been responsible for introducing to us the 204 sauna stores that generate 100% of our revenue.  Early in 2013, Jintao purchased 152 of those stores.  As a result, for the near future approximately 75% of our revenue will come from one customer - Jintao.  If our relationship with Jintao were to be disrupted, our results of operations could be very negatively affected.  Such a disruption could result from a dispute between LelingJinzanghuang and Jintao.  Such a disruption could also result from a problem internal to the business of Jintao, financial or otherwise, that rendered Jintao unable to pay for the services we provide to its sauna stores. It is our expectation that, as we grow our business, these 152 stores now owned by Jintao will no longer represent such a large percentage of our customer base. However, since we have, to date, relied on Jintao to introduce new customers to us, it is unclear whether or how soon our dependence on revenue from Jintao will be reduced.

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

The Company did not effect any unregistered sales of equity securities during the 3rd quarter of fiscal 2013.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2013.

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

JINZANGHUANG TIBET PHARMACEUTICALS, INC.

Date: May 15, 2013	By: /s/ Xue Bangyi
Xue Bangyi, Chief Executive Officer

By: /s/ Eva Deng
Eva Deng, Chief Financial Officer, Chief Accounting Officer